Form 10-Q/A
period 1994-09-30
CBC BANCORP INC
filed 1995-01-04
CIK 799026

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q/A

(Mark One)

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30,
     1994

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number        0-15600

                    CBC BANCORP, INC.
               (Exact name of registrant as specified in its charter)


     CONNECTICUT                             06-1179862
     (State or other jurisdiction                      (I.R.S.
     Employer
     incorporation or organization)
     Identification No.)


     128 Amity Road, Woodbridge, CT                    06525
     (Address or principal executive offices)
     (Zip Code)


                         (203) 389-2800
                    (Registrant's telephone number, including area code)


                         NONE
               (Former name, former address and former fiscal year
                    if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X   No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13, or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                             Yes       No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of September 30, 1994, there were 2,012,514 shares of CBC
     Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.

                           EXHIBIT INDEX

EXHIBIT NUMBER                                DESCRIPTION

27Financial Data Schedule for the Company's Form 10-Q for
                              the   nine   months   ended
                              September 30, 1994


EXHIBIT 27     FINANCIAL DATA SCHEDULE
Article 9 of Regulation S-X

   ($ In thousands)                 For nine months
                            ended September 30,
                            1994

   Cash due from                               3,063
   Banks
   Federal Funds Sold-Purchased                5,525
   Securities for Resale
   Investment Securities Held for Sale         7,126
   Loans                                      70,951
   Allowance for                               3,572
   Losses
   Total Assets                               98,693
   Deposits                                   92,395
   Other Liabilities                           1,245
   Long-Term Debt                              3,598
   Mandatory Convertible                       1,090
   Capital Notes
   Common Stocks                                  20
   Preferred Stock-No Mandatory                6,260
   Redemption
   Other                                     (7,048)
   Stockholders'
   Equity
   Total Liabilities and                      98,693
   Stockholders Equity
   Interest and Fees                           5,290
   on Loans
   Interest and Dividends                        361
   on Investments
   Other Interest                                115
   Income
Total Interest Income                           5,766
   Interest on                                 2,446
   Deposits
   Total Interest                              2,622
   Expense
   Net Interest                                3,144
   Income
   Provision for Loan                          1,641
   Losses
   Investment                                  (822)
   Securities-
   Gains/(Losses)
   Other Expenses                              4,944
   Income (Loss)                             (2,731)
   Before Income Tax
   Income (Loss) Before                          N/A
   Extraordinary Items
   Extraordinary                                 N/A
   Items, Less Tax
   Cumulative Change in                          N/A
   Accounting Principles
   Net Income (Loss)                         (2,731)
   Earnings Per Share-Primary                 (1.36)
   Earnings Per Share-Fully Diluted              N/A
   Net Yield-Interest Earning Assets-          4.38%
   Actual
   Loans on Non-Accrual                        8,761
   Accruing Loans Past Due 90 Days or          9,346
   More
   Allowance for Loan Loss-Beginning of        5,012
   Period
   Total Charge-offs                           3,662
   Total Recoveries                              581
   Allowance for Loan Loss-End of Period       3,572
   Loan Loss Allowance Allocated to            3,572
   Domestic Loans


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

In June 1992, two shareholders brought a civil action in the U.S. District Civil Court for the district of Connecticut against the Company and certain of its then officers and directors. The amended complaint alleges violations of the anti-fraud provisions of the federal securities laws for purported misrepresentations or omissions in certain public filings as well as various claims under the state law. The Company and the individual defendants filed motions to dismiss the amended complaint. The U.S. District Civil Court for the District of Connecticut denied the Company's and individuals' motions. The defendants intend to contest all such claims vigorously.

The Company and the Bank are also involved in various legal proceedings which have arisen in the ordinary course of business. Management after consultation with legal counsel, does not anticipate that settlement or other disposition of the shareholder civil actions and other pending and threatened civil actions will have a material effect on the financial condition or results of the operation of the Company.

Item 6.   Exhibits and Report on Form 8-K

(a)    Exhibit 27 Financial Data Schedule

(b)    Two Form 8-K's were filed since the fourth quarter ended
December 31, 1993 as follows:

                              Financial
     Items Reported                Statements Filed         Date
Filed
     1.  Capital Restoration Plan       None           March 25,
1994

     2.  Sale of Senior Notes           None           September
12, 1994



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              CBC BANCORP, INC.
                              (Registrant)


Date:                         December 22, 1994
                              Charles Pignatelli

                              President and Chief Executive
Officer