Form 10-Q/A
period 1994-09-30
CBC BANCORP INC
filed 1995-02-13
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994.

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

The Company and the Bank are also involved in various legal proceedings which have arisen in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate that settlement or other disposition of the shareholder civil actions and other pending and threatened civil actions will have a material effect on the financial condition or results of the operation of the Company.

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

    CBC BANCORP, INC.
    (Registrant)


Date:   December 22, 1994


    Charles Pignatelli
    President and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION

27                                          Financial Data Schedule for the
                            Company's Form 10-Q for the nine
                            months ended September 30, 1994.