Form 10-K
period 1994-12-31
CBC BANCORP INC
filed 1995-02-24
CIK 799026

CBC BANCORP, INC.

PART I

ITEM 1. BUSINESS

GENERAL

CBC Bancorp, Inc. (the "Company") is a registered bank holding company. The Company's subsidiary is Connecticut Bank of Commerce (the "Bank"), a Connecticut chartered commercial bank.

The Bank is a full-service commercial bank with its main office in Woodbridge, Connecticut, and with four other offices located in Branford, Greenwich, Norwalk and Stamford, Connecticut. All deposits in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. From its main office and other offices, the Bank provides a broad range of commercial and consumer banking services to businesses and consumers located in New Haven and Fairfield Counties and throughout Connecticut, including checking and savings accounts and loans to small and medium-sized businesses, professional organizations and individuals.

In the second quarter of 1994, the Bank established a financial lease program. The Bank's leasing business includes providing short-term financing of leases, which are subsequently placed with permanent lenders, purchasing accounts receivable resulting from leasing transactions and purchasing equipment for lease to prospective lessees. During 1994, the Bank disbursed $15.2 million in financial lease related transactions. As of December 31, 1994, $9.6 million in funds deployed in financial lease transactions have been repaid and $5.6 million in funds remain outstanding. The Bank anticipates continuing its participation in financial lease transactions in the future.

In efforts to strengthen the financial condition of the Bank, on October 26, 1994 the Bank sold $9.6 million of installment loans made to overseas U.S. military personnel, representing substantially all of the remaining portfolio of this type of extension of credit. While the transaction resulted in a net loss of approximately $818,000, the transaction permits the Bank to exit this line of business, significantly improves the Bank's short-term liquidity and is expected to reduce loan charge-offs and operating costs over the long-term.

EMPLOYEES

On December 31, 1994, the Company and subsidiaries had 50 employees, 49 on a full-time equivalent basis. On December 31, 1993, the Company and subsidiaries had 76 employees, 72 on a full-time equivalent basis.

COMPETITION

The banking industry in Connecticut is highly competitive. The Bank faces strong competition in attracting deposits and in making commercial and consumer loans from regulated and unregulated financial services organizations. Other commercial banks, savings banks, savings institutions and credit unions actively compete with the Bank for deposits and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial financial companies, mortgage banking companies, national retail chains and insurance companies, are important competitors for various types of loans.

Interest rates, convenience of office locations and marketing are significant factors in the Bank's competition for deposits. The Bank does not rely upon any individual, group or entity for a material portion of its deposits nor does the Bank obtain any deposits through deposit brokers.

Factors which affect competition for loans include the interest rates and loan fees charged and the efficiency and quality of services.
Competition for loans is also affected by the availability of credit, general and local economic conditions, current interest rates, volatility in the mortgage markets and various other factors. The majority of the Bank's lending activities are concentrated in the State of Connecticut.

REGULATION AND SUPERVISION

As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is also subject to regulation by the Connecticut Banking Commissioner (the "Banking Commissioner").

The Bank is a Connecticut chartered, FDIC insured commercial bank, which is not a member of the Federal Reserve System (a "nonmember bank"). As a Connecticut chartered nonmember bank, the Bank is principally subject to regulation and supervision by the FDIC and the Banking Commissioner. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to all federally insured financial institutions.

Federal Reserve System Regulation

The Company, as a bank holding company, is subject to extensive regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are nearly identical to the FDIC capital requirements described below. These capital adequacy guidelines are not applicable to bank holding companies with consolidated assets of under $150 million. Until the Company's consolidated assets reach or exceed this level, the Federal Reserve Board's capital guidelines are not applicable to the Company.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

Federal Reserve Board policy requires every bank holding company to act as a source of financial strength to its subsidiary bank and to commit resources in support of such subsidiary. The Federal Reserve Board could seek to restrict the Company from paying cash dividends on the Company's common or preferred stock or interest on its subordinated capital notes or other indebtedness in accordance with this policy.

In addition, in an effort to restore and maintain the financial soundness of the Company, the Company entered into a written agreement (the "Written Agreement") with the Federal Reserve Bank of Boston (the "Reserve Bank"), effective as of November 2, 1994. The Written Agreement requires the Company to seek the prior written approval of the Reserve Bank prior to the Company's declaration or payment of dividends on its outstanding common or preferred stock, increasing its outstanding borrowings or incurring additional holding company indebtedness, engaging in material transactions with the Bank (other than capital contributions) or making cash disbursements in excess of certain agreed upon amounts. The Written Agreement also requires the Company to submit (i) a tax allocation agreement between the Company and the Bank, (ii) a debt service plan and (iii) a capital restoration plan for the Bank. The Federal Reserve Bank approved the proposed tax allocation agreement as of December 23, 1994 and approved the debt service and capital restoration plans as of December 30, 1994. In addition, the Written agreement also required the Company to revise or develop certain select policies. All such actions required by the Written Agreement have been taken by the Company.

The Company is required to filed periodic and annual reports with the Federal Reserve Board on the operations of the Company and its subsidiaries. In addition, the Company is registered with the Banking Commissioner under the Connecticut Bank Holding Company Act.

Under the BHC Act, bank holding companies may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions. The Connecticut Interstate Banking Act specifically permits Connecticut bank holding companies and banks to acquire or be acquired by banks or bank holding companies in other states with reciprocal interstate banking laws. The recently enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 is expected to greatly facilitate interstate acquisitions and mergers involving Connecticut bank holding companies and Connecticut banks and out-of-state bank holding companies and out-of-state banks. See "The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994." The BHC Act requires the prior approval of the Federal Reserve Board of any acquisition of control of a bank or bank holding company by a company. Under the Change in Bank Control Act (the "Control Act"), any person acquiring control of a bank holding company must provide advance notice to, and obtain the prior approval of, the Federal Reserve Board. No further approval is necessary for the acquisition of additional voting securities by a company or person that has received the approval under the BHC Act or the Control Act. In addition to the BHC Act and the Control Act, federal antitrust laws place limitations on the acquisition of banks and other businesses.

Under the BHC Act, the Company, the Bank and any other subsidiaries of the Company are prohibited or restricted in connection with any extension of credit or provision of any property or services. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on making any investments in the stock or other securities of the Company or any of its subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower. The Bank is also subject by the Federal Reserve Act to certain collateralization requirements and restrictions on the amount of loans it can make to the Company. The amount of such loans may not exceed (when aggregated with certain other transactions between the Bank and the Company) 10 percent of the capital stock and surplus of the Bank.

Connecticut Regulation

The Banking Commissioner and the Connecticut Department of Banking regulate the Bank's internal operations as well as its deposit, lending and investment activities. The approval of the Banking Commissioner is required, among other things, for the establishment of branch offices and business combination transactions. In addition, the Banking Commissioner conducts periodic examinations of the Bank. Many of the areas regulated by the Banking Commissioner are subject to similar and concurrent regulation by the FDIC.

Connecticut banking laws grant Connecticut chartered banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25 percent of a bank's capital, surplus, undivided profits and loss reserves.

The Bank is prohibited by Connecticut banking law from paying dividends except from its net profits, which are defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits for the preceding two years.

The ability of the Bank to pay dividends is also limited by provisions of federal law and by the terms of the Cease and Desist Order, effective as of July 19, 1991 (the "1991 Order"). See "FDIC Regulation" and "The FDIC Improvement Act". The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") and the FDIC's regulations promulgated thereunder prohibit any bank from making capital distributions if to do so would leave the institution undercapitalized as defined in the FDIC Improvement Act. Under the terms of the 1991 Order, the Bank is prohibited from paying any cash dividends to the Company without the prior written approval of the FDIC and the Banking Commissioner. It should be noted that cash dividends by the Bank to the Company represent the primary source of cash income to the Company. These statutory and regulatory restrictions -- coupled with the requirement in the Written Agreement that the Company obtain the prior approval of the Reserve Bank before declaring or paying dividends -- effectively prevent the Company from paying cash dividends on its outstanding common or preferred stock or interest on the Company's subordinated capital notes or other debt instruments in the foreseeable future. The Company does not anticipate that it will be permitted, nor does the Company anticipate that the Bank will be permitted, to pay cash dividends until the Bank has reported net profits, has attained the capital levels mandated in the 1991 Order, has reduced significantly the level of nonperforming loans and has otherwise complied with the terms of the Bank's Revised Capital Plan. See "The Bank's Initial and Revised Capital Plans." There can be no assurance, however, that the Company and the Bank will receive such regulatory approvals even after the Bank achieves the foregoing financial and operational benchmarks. During 1994, neither the Company nor the Bank paid any dividends.

FDIC Regulation

As an FDIC-insured nonmember bank, the Bank is subject to extensive supervision and examination by the FDIC, covering nearly every aspect of its business and operations, including capital adequacy. The FDIC has adopted risk-based capital requirements for nonmember banks. The minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments, limited amounts of subordinated debt and a limited amount of loan and lease loss allowances ("Tier 2 Capital"). A nonmember bank's total "risk-weighted assets" are determined by assigning the nonmember bank's assets and off-balance sheet items to one of four risk categories based upon their relative credit risk ranging from 100 percent risk weight for assets with the greatest risk to zero percent risk weight for assets with little or no risk. The higher the percentage of riskier assets an institution has the more Tier 1 and Total Capital required for the institution to satisfy the risk-based capital requirements.

In addition, the FDIC has established a minimum leverage ratio requirement for nonmember banks. The FDIC regulations provide for a minimum ratio of Tier 1 Capital to total average assets, less goodwill (the "Leverage Ratio") of 3 percent for nonmember banks that meet certain specified criteria, including having the highest regulatory rating. All other nonmember banks generally are required to maintain a Leverage Ratio of at least 3 percent plus an additional cushion of 100 to 200 basis points with a minimum Leverage Ratio of 4 percent. The FDIC regulations also provide that nonmember banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The 1991 Order currently requires the Bank to maintain a Leverage Ratio of at least 6 percent for as long as the 1991 Order remains in effect. Furthermore, the FDIC recently adopted regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. The FDIC Improvement Act and its impact on the Company and the Bank are discussed below. See "The FDIC Improvement Act."

At December 31, 1994, the Bank complies with the Tier 1 Capital to risk-weighted assets requirement, but does not comply with the Total Capital to risk-weighted assets requirement or the Leverage Ratio requirement of the FDIC regulations or the 1991 Order. Accordingly, the Bank was deemed to be in the "undercapitalized" category as defined by the FDIC Improvement Act. As an "undercapitalized" nonmember bank, the Bank is subject to certain restrictions on its operations mandated by the FDIC Improvement Act and the FDIC's regulations promulgated thereunder. See "The FDIC Improvement Act." In addition, with a Tier 1 Leverage Ratio of 3.95 percent for the last quarter of 1994 (4.08 percent at December 31, 1994), the Bank does not comply with the 6 percent Tier 1 Leverage Ratio set forth in the 1991 Order. Because the Bank is deemed "undercapitalized" and is not in compliance with the Tier 1 Leverage Ratio mandated by the 1991 Order, the FDIC directed the Bank to revise its previously approved March 21, 1994 Capital Plan (the "Initial Capital Plan"). The Bank submitted its revised capital plan (the "Revised Capital Plan") to the FDIC and the Banking Commissioner on December 13, 1994. On December 28, 1994, the FDIC approved the Bank's Revised Capital Plan. On December 29, 1994, the Banking Commissioner also approved the Revised Capital Plan.
See "The Bank's Initial and Revised Capital Plans."

The following table sets forth the regulatory capital ratios of the Bank as of December 31, 1994 and 1993:
Year Ended December 31,         1994    1993
Tier 1 risk-based capital <F1>  5.97%   (2.53%)
Total risk-based capital <F1>   7.26%   (2.53%)
Tier 1 Leverage Ratio <F2>      3.95%   (1.82%)

<F1>
Under the FDIC risk-based capital regulations, regulatory required minimums are 4% and 8% for Tier 1 and Total Capital ratios, respectively.
<F2>
The FDIC capital regulations require a minimum Tier 1 Leverage Ratio of 4%. The 1991 Order mandates a 6% Tier 1 Leverage Ratio. The Bank's Tier 1 Leverage Ratio on a spot-basis at December 31, 1994 was 4.08%.

Further, in connection with the September 1993 FDIC regulatory examination of the Bank, the FDIC issued an additional order to cease and desist in December 1993 (the "1993 Order"). The Bank consented to the issuance of the 1993 Order. Among other things, the 1993 Order required that affirmative action be taken by the Bank and its Board of Directors to correct certain bank policies, practices and alleged violations of law. The Bank and its Board of Directors believe that the Bank has complied fully with each of the terms of the 1993 Order.

The FDIC is empowered to terminate FDIC insurance of deposits, after notice and hearing, upon a finding by the FDIC that the nonmember bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. Violation of the 1991 Order or failure to meet regulatory capital requirements could result in a determination by the FDIC to commence such termination proceedings.

The FDIC recently adopted a risk-based insurance assessment system to replace the existing flat-rate system. The new system imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. Under this risk-based system, the assessment rate imposed on banks ranges from 23 cents for each $100 of domestic deposits (for well-capitalized banks with the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks with the lowest of the three supervisory rating categories). The Company does not believe that the implementation of the risk-based system will have a material effect on the Bank's or the Company's earnings. Because of decreases in the reserves of the Bank Insurance Fund due to the increased number of bank failures in recent years, it is possible that deposit insurance premiums will be further increased. The Bank expects to lessen the impact of any changes in insurance premiums through the pricing of products.

The FDIC Improvement Act

On December 19, 1991, the FDIC Improvement Act was enacted. The FDIC Improvement Act substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, the FDIC Improvement Act requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIC Improvement Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under recently adopted regulations of the FDIC, a nonmember bank, such as the Bank, is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent and a risk-adjusted Total Capital Ratio of at least 10 percent and is not otherwise in a "troubled condition" as specified by the FDIC. A bank is defined to be adequately capitalized if it is not deemed to be well capitalized but meets all of its minimum capital requirements. A bank will be considered undercapitalized if it fails to meet any one of the minimum required capital measures, significantly undercapitalized if it is significantly below such measures and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A bank may be deemed to be in a capitalization category lower than that indicated by its capital position if the institution receives an unsatisfactory examination rating.

The FDIC Improvement Act further provides that a bank cannot accept brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is not well capitalized cannot offer rates of interest on deposits which are more than 75 basis points above prevailing rates. The Company anticipates that the application of these restrictions will not have a material adverse effect on the Bank's operations.

Undercapitalized banking institutions are subject to restrictions on borrowing from the Federal Reserve System, as well as certain growth limitations, and are required to submit capital restoration plans, a portion of which must be guaranteed by the institution's holding company. As indicated earlier, the Bank submitted, and the FDIC approved, the Initial and Revised Capital Plans. See "The Bank's Initial and Revised Capital Plans." The Company provided the required guaranties mandated by the FDIC Improvement Act. Significantly undercapitalized banking institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets and cease taking deposits from other banks. Critically undercapitalized banking institutions are subject to appointment of a receiver or conservator.

The FDIC Improvement Act generally prohibits a bank from making any capital distribution (including payment of a dividend) to its holding company or paying any management fees to any person with control over the bank if, after making the distribution or paying the fee, the bank would thereafter be undercapitalized. Until the second phase of the Bank's Capital Plan is completed, the Bank is prohibited by the FDIC Improvement Act from making any capital distribution to the Company or paying any management fees to the Company or any other entity or person with control over the Bank. In addition, the Federal Reserve Board may impose restrictions against the holding companies of significantly undercapitalized banks, such as prohibiting holding company dividends or requiring divestiture of holding company affiliates or banks.

Apart from the prescribed restrictions contained in the FDIC Improvement Act and implementing regulations, the FDIC is empowered to issue a prompt corrective action directive ("PCA directive") imposing certain other restrictions on undercapitalized, significantly undercapitalized and critically undercapitalized banks. Among the discretionary requirements that could be imposed include recapitalization of the bank, dismissal of officers and directors and divestiture of subsidiaries. Before issuing a PCA directive, the FDIC, in the case of a nonmember bank, and the Federal Reserve Board, in the case of a bank holding company, must provide the banking organization with notice and opportunity to comment on the proposed action. A banking organization's response to a letter of intent to issue a PCA directive may include the reasons why the directive should not be issued, modifications to the directive or mitigating circumstances to support the banking organization's position regarding the directive. A PCA directive is enforceable as a final order in federal district court and civil money penalties may be assessed for violating a PCA directive.

Based on the findings of the FDIC's regulatory examination of the Bank commenced in September 1993, the Bank, as of December 31, 1993 significantly increased its provision for loan losses and reduced the carrying values of certain loans and foreclosed assets, thereby seriously depleting its regulatory capital. In December 1993, the FDIC issued a Prompt Corrective Action directive to the Bank informing the Bank that it was "critically undercapitalized", requiring the prompt recapitalization of the Bank and prohibiting, among other things, the payment of capital distributions or management fees to the Company or to any company controlled by a controlling shareholder of the Bank. The PCA directive also required the Bank to obtain the prior approval of the FDIC before entering into any material transaction other than in the ordinary course of business, including the purchase and sale of assets and the payment of interest on the Bank's subordinated debentures. The PCA directive further required the Bank to submit an acceptable capital restoration plan setting forth the Bank's specific plans and timing for recapitalization.

The Bank submitted its Initial Capital Plan on March 21, 1994. The FDIC approved the Initial Capital Plan on March 24, 1994. The Bank's Initial Capital Plan provided for the recapitalization of the Bank in two stages. See "The Bank's Initial and Revised Capital Plans." The Bank implemented the Initial Capital Plan during the first three quarters of 1994 raising approximately $8.9 million in additional Tier 1 Capital. As a result of the Bank's improved regulatory capital position, the PCA restrictions on the Bank's operations set forth in the PCA directive applicable to "significantly undercapitalized" and "critically undercapitalized" institutions were eliminated.

Subsequent to completion of the Bank's recapitalization as provided in the Initial Capital Plan, during the third quarter of 1994, the FDIC completed its periodic examination of the Bank. Based on the findings of the 1994 FDIC examination, the Bank's capital was reduced by $1,752,000, caused principally by an increase in the Bank's provision for loan losses of approximately $1,457,000 resulting from the reduction in the carrying values of certain loans and foreclosed real estate of approximately $2,030,000. In addition, on October 26, 1994, the Bank sold the bulk of its remaining overseas U.S. military installment loan portfolio resulting in a net loss of $818,000. The Bank also recorded as of December 31, 1994 a loss of $90,000 associated with the Bank's closure of its Greenwich branch, which closure is expected to be completed by March 1, 1995. As a consequence, the Bank became "undercapitalized" as defined in the FDIC Improvement Act and was not in compliance with the 6 percent Tier 1 Leverage Ratio contained in the 1991 Order.

In accordance with the provisions of the FDIC Improvement Act, the Bank was required to submit an acceptable Revised Capital Plan to the FDIC. The Bank's Revised Capital Plan was submitted to the FDIC and the Banking Commissioner on December 13, 1994. Both the FDIC and the Banking Commissioner approved the Bank's Revised Capital Plan in late December 1994. See "The Bank's Initial and Revised Capital Plans."

Until the second equity offering contained in the Bank's Revised Capital Plan is completed, the Bank is prohibited by the FDIC Improvement Act from making any capital distribution to the Company or paying any management fees to the Company or any other entity or person with control over the Bank.

The Company cannot determine the ultimate effect that the FDIC Improvement Act and the FDIC's implementing regulations will have upon its and the Bank's financial condition or operations.

The Bank's Initial and Revised Capital Plans

On March 24, 1994, the FDIC approved the Initial Capital Plan of the Bank. The Initial Capital Plan provided for the recapitalization of the Bank in two parts. The first part consisted of: (i) the modification of the terms of the existing mandatory convertible subordinated debentures of the Bank ("Bank Debentures") to convert the Bank Debentures into, or exchange the Bank Debentures for (the "Exchange"), mandatory convertible subordinated capital notes of the Company ("Company Capital Notes"), with substantially similar terms as the Bank Debentures; (ii) the injection of $5 million of additional equity capital into the Bank by Mr. Randolph W. Lenz, the majority shareholder of the Company (the "Investor") through the Investor's exchange of marketable securities for 13,000 shares of Company Series I preferred stock and 50,000 shares of Series II perpetual preferred stock (collectively, the "Company Securities") and the Investor's separate purchase for cash of a warrant to purchase shares of Company common stock (the "Warrant"); and (iii) the sale of the Bank's leasehold interest ("Leasehold Interest") in a parcel of land adjacent to the Bank's main office for cash. The Exchange was approved by the holders of the Bank Debentures sufficient to effect a conversion of 100 percent of the Bank Debentures. The Exchange was deemed to occur on March 23, 1994, resulting in the immediate increase in the Bank's Tier 1 Capital by $1,090,000 (the principal amount of the Bank Debentures at the time of the Exchange). The Investor's $5 million equity contribution and the issuance to the Investor of the Company Securities occurred on March 24, 1994. The Investor's purchase of the Warrant from Company also occurred on March 24, 1994. The Bank and the purchaser of the Leasehold Interest executed a definitive Agreement to Convey and Assign on March 25, 1994 and the closing occurred as of March 31, 1994.

The $5 million equity contribution made to the Company by the Investor was recognized as additional equity capital by the Bank subsequent to the March 24, 1994 transaction as the marketable securities were sold by the Company. Under federal law, the Bank is precluded from investing in these marketable securities. Accordingly, the Company was required to sell the marketable securities for cash and contribute the net proceeds from such sale to the Bank as additional paid-in capital. All of the marketable securities were sold within the second quarter of 1994. Subsequent to the equity contribution, the market value of the securities declined, resulting in a loss on the sale in the amount of $852,000.

The Warrant, issued to the Investor on March 24, 1994, and amended as of July 25, 1994, entitles the Investor to purchase from the Company, at an exercise price of $0.05 per share (adjusted to reflect the one for five reverse stock split effective July 25, 1994), in the aggregate, such number of shares of Company Common Stock ownership equal to 51 percent of the issued and outstanding shares of Company Common stock on a fully diluted basis (the "Threshold Level"). The Warrant was restated as of March 24, 1994 to correct certain drafting errors. In addition, the Warrant was amended and restated as of July 25, 1994, to lower the Threshold Level in the Warrant from 66 percent to 51 percent. The Company anticipates that the amended terms of the Warrant will facilitate the issuance of additional Common Stock in the future, particularly in light of the $1 million equity offering proposed in the Revised Capital Plan. The Warrant is exercisable by the Investor at any time commencing on July 26, 1994 (the "Initial Exercise Date") (the first business day following the reduction in the number of issued and outstanding shares of Common Stock resulting from the reverse stock split) and continuing until the date ten years following the Initial Exercise Date (the "Warrant Exercise Period") provided, however, that a Triggering Event has occurred or the Company is on notice that a Triggering Event will occur within thirty days thereof, whichever is earlier. The Warrant defines a Triggering Event to include any of the following: (i) the Company has entered into an agreement to issue additional shares of Common Stock for cash or other consideration which would result in the Investor's ownership falling below the Threshold Level; or (ii) one or more holders of the Company's Common Stock warrants, options or rights gives notice of exercise, or exercises, any such warrant, option or rights which, upon exercise thereof, would cause the Investor's ownership of Common Stock to fall below the Threshold Level; or (iii) one or more holders of the Company's equity or debt instruments convertible or exchangeable into Common Stock, gives notice of exercise or exercises, any conversion of exchange right, or such instrument by its terms converts through the happening of certain events or at maturity or otherwise into Common Stock, which, in either case, after giving effect to any such conversion or exchange, would cause the Investor's ownership of Common Stock to fall below the Threshold Level; or
(iv) any other issuance of Common Stock which would directly or indirectly cause or result in the Investor's ownership of Common Stock to fall below the Threshold Level. The holder of the Warrant is required to receive any necessary regulatory approval prior to exercising the Warrant.

The second part of the recapitalization as set forth in the Bank's Initial Capital Plan was completed on September 2, 1994. On that date, the Investor purchased, for cash, $3,638,000 of the Company's short-term senior notes (the "Senior Notes"). The Company immediately contributed $3,500,000 of the proceeds from the sale of the Senior Notes to the Bank as additional paid-in capital. The Senior Notes are due on September 1, 1996 and bear interest payable quarterly at the annual rate of five percentage points above the Wall Street Journal Prime Rate. In the event the Company is unable to pay the interest on the Senior Notes due to the absence of dividends from the Bank or a regulatory restriction on the Company's payment of interest on its senior indebtedness, the unpaid interest will accrue until the Company has the resources or regulatory approval to make such payments. The failure of the Company to pay cash interest on the Senior Notes on these grounds will not result in a default thereunder. Subsequent to the sale of the Senior Notes, the Investor agreed to exchange $260,000 of principal amount of the Senior Notes for 26 shares of the Company's Series III preferred stock. The exchange was deemed to occur as of September 2, 1994. Further, pursuant to an Exchange Agreement by and between the Company and the Investor, dated and effective as of December 31, 1994, the Investor exchanged the $3,378,000 remaining outstanding principal amount of the Senior Notes for 337 shares of the Company's Series III nonvoting cumulative convertible preferred stock.
The accrued and unpaid interest on the Senior Notes from the date of issuance until December 31, 1994 (the effective date of the exchange) was evidenced by a Senior Note in that amount. Because of certain changes to the terms of the Series III preferred stock, the existing 46 shares of Series III preferred stock were converted into and exchanged for the new Series III preferred stock effective as of December 31, 1994.

Subsequent to the completion of the Initial Capital Plan, the Bank's equity capital was reduced below the minimum level required by the FDIC regulations and the 1991 Order as a result of the adverse impact of the FDIC's 1994 regulatory examination of the Bank, the sale of the overseas U.S. military installment loan portfolio and the closure of the Greenwich branch. The FDIC directed the Bank to submit a Revised Capital Plan on or before December 14, 1994. As indicated earlier, the Bank's Revised Capital Plan was submitted to the FDIC and the Banking Commissioner on December 13, 1994 and approved by the FDIC and Banking Commissioner on December 28 and 29, 1994, respectively.

Under the terms of the Bank's Revised Capital Plan, the Bank's Tier 1 capital was projected to be augmented in the amount of $200,000 by December 31, 1994 and in the amount of $1 million by June 30, 1995. The additional $1.2 million of equity capital is to be raised in two separate equity offerings undertaken by the Bank's parent holding company. Upon completion of these two equity offerings, the Bank's Total Capital to risk-weighted assets ratio is projected to exceed 8 percent, thereby resulting in the Bank being deemed "adequately capitalized" as defined in the FDIC Improvement Act. In addition, the Bank's Tier 1 Leverage Ratio is projected to be above 5 percent. Thereafter, the Revised Capital Plan provides for the Bank's attainment of the 6 percent Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1996 through retained earnings.

On December 30, 1994, the Bank successfully completed the first of two required equity offerings contained in the Revised Capital Plan when the Company sold 20 shares of Company Series III preferred stock for $200,000 to an entity substantially owned by the Company's majority shareholder and contributed the proceeds of this equity offering to the Bank as additional paid-in capital. Notwithstanding the foregoing, the ability of the Company and the Bank to complete the second required equity offering or to otherwise maintain and increase regulatory capital as projected in the Revised Capital Plan is dependent upon, among other factors, the market conditions for the Company's equity securities, the Bank's ongoing profitability, the future levels of nonperforming assets and the local and the regional economy in which the Bank and its customers operate. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

The Riegle-Neal Interstate Banking and Branching Efficiency Act

In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States will have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997. If a state does opt out of this provision, banks will be required to comply with the state's laws regarding branching across state lines. Effective with the date of enactment of the Interstate Banking Act, states can also choose to permit out-of-state banks to open new branches within their borders. In addition, if a state chooses to allow interstate acquisition of branches, then an out-of-state bank may similarly acquire branches by merger. Interstate branches that primarily siphon off deposits without servicing a community's credit needs will be prohibited. If loans are less than 50% of the average of all institutions in the state, the branch will be reviewed to see if it is meeting community needs. If the branch is determined not to be meeting community needs, the branch may be closed and the bank will be restricted from opening a new branch in the state.

Further, the Interstate Banking Act modifies certain controversial provisions of the FDIC Improvement Act. Specifically, the Interstate Banking Act modifies the safety and soundness provisions contained in
Section 39 of the FDIC Improvement Act which required the federal banking agencies to write regulations governing such topics as internal loan controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and whatever else the agencies determined to be appropriate. The Interstate Banking Act exempts bank holding companies from these provisions and requires the federal banking agencies to write guidelines, as opposed to regulations, dealing with these areas. The federal banking agencies are also given more discretion with regard to prescribing standards for banks' asset quality, earnings and stock evaluation.

The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

At this time, the Company and the Bank are unable to predict how the Interstate Banking Act may affect their operations.

Effect of Government Policy

Banking is a business that depends on interest rate differentials. One of the most significant factors affecting the earnings of the Bank is the difference between the interest rate paid by the Bank on its deposits and other borrowings, on the one hand, and the interest rates received by the Bank on loans extended to its customers and securities held in its portfolio, on the other hand. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted.

The present bank regulatory environment is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There have been significant changes in the regulation and operation of capital stock associations, in the bank merger and acquisition area, in the products and services banks can offer and in the non-banking activities in which bank holding companies can engage. In part as a result of these changes, banks are now actively competing with other types of depository institutions and with non-banking financial institutions, such as money market funds, brokerage firms, insurance companies and with other financial service enterprises. It is not possible at this time to assess what impact these changes in the regulatory scheme will ultimately have on the Company or the Bank.

Moreover, certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject the Company and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation, such as the FDIC Improvement Act. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Company and the Bank will be affected thereby.

STATISTICAL INFORMATION

The supplementary information required under Guide 3 (Statistical
Disclosure by Bank Holding Companies) is set forth in Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 2. PROPERTIES

The Company, operating through the Bank, conducts its banking business at various owned and leased premises. The executive offices of the Company and the Bank and the Bank's main office are situated in a 6,300 square foot two-story building owned by the Bank and located at 128 Amity Road, Woodbridge, Connecticut. The main office building has a banking floor, executive offices and two drive-up teller facilities. On March 31, 1994, the Bank sold for cash its leasehold interest in the property adjacent to the Bank headquarters' building. The Bank owns its branch office in Branford, Connecticut, which is located at 620 West Main Street. The Branford office is a one-story 1,484 square foot structure with three drive-up teller facilities. The Bank's branch offices in Norwalk, Stamford and Greenwich, Connecticut, are walk-in facilities with leases of varying terms and amounts. The Bank also leases approximately 4,600 square feet of office space for the consumer lending division and operations department at a building located in Woodbridge, Connecticut.

The owned and leased properties and facilities being employed by the Company and the Bank are suitable and adequate for the Company's and Bank's use.

ITEM 3. LEGAL PROCEEDINGS

The information required by Item 3 appears in Note 15 of the Company's Consolidated Financial Statements. See Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1994 or thereafter through the date of this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

MARKET INFORMATION

The shares of the Company's common stock, par value $0.01 per share, are traded on the NASDAQ Small-Cap Market under the symbol "CBCB".

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessary represent actual transactions.

QUARTERLY MARKET PRICES
    1994    1993
Common Stock Prices (Bid) <F1>      Low     High    Low     High
In dollars
First Quarter                       1.25    2.50    5.00     8.75
Second Quarter                      1.25    1.25    6.25    12.50
Third Quarter                       1.25    1.25    5.00    10.00
Fourth Quarter                       .75    1.00    1.85     5.00

<F1>
Prices have been adjusted to reflect the one-for-five reverse stock split, which was effective July 25, 1994.

HOLDERS OF COMMON STOCK

At February 6, 1995, there were approximately 259 registered shareholders of the Company's common stock.

DIVIDENDS

The Company has omitted the cash dividend on its common stock and preferred stock since the third quarter of 1990 in order to preserve capital. In addition, the Bank has been restricted by the terms of the 1991 Order and by certain regulatory provisions from paying any dividends to the Company. Since dividends from the Bank represent the exclusive source of funds for the Company's payment of dividends on its common and preferred stock and debt service on its capital notes, the Company does not anticipate having the ability to pay cash dividends on its preferred or common stock or to pay interest on its capital notes in the foreseeable future. The Company is also subject under separate regulatory restrictions which may restrict such payments in the foreseeable future. See discussion of dividend restrictions on the Company and the Bank in
Item 1, "Business -- Regulation and Supervision -- Federal Reserve System Regulation, Connecticut Regulation, FDIC Regulation and the FDIC Improvement Act."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Condensed Statement Of Operations:
($ in thousands, except per share data)
Years Ended December 31,                               1994      1993      1992
     1991      1990
Net interest income                                     4,093     5,673
6,768     6,063     6,457
Provision for loan losses                               1,773     6,298
3,533     6,541     6,320
Net interest income (loss) after provision for losses   2,320      (625)
3,235      (478)      137
Investment securities gains (losses)                     (811)       49
421       457         5
Other operating income                                  1,053     5,078
1,775     2,031     2,022
Other real estate owned expense                           990     3,558
3,331     1,334        20
Other operating expense                                 5,461     7,366
6,944     6,508     6,220
Net income (loss) before income taxes                  (3,889)   (6,422)
(4,844)   (5,832)   (4,076)
Provision (benefit) for income taxes                        0         0
0         0    (1,469)
Net income (loss)                                      (3,889)   (6,422)
(4,844)   (5,832)   (2,607)
Common Stock Per Share Data <F1>:
Years Ended December 31,                               1994      1993      1992
     1991      1990
Book value at year end                                 (4.16)    (1.80)
2.00      13.60    48.10
Net income (loss) primary                              (1.93)    (4.10)
(7.45)    (29.75)   13.65
Net income fully diluted                                   0         0
0         0         0
Cash dividends                                             0         0
0         0      0.50
At year end ($ in thousands):
Years Ended December 31,                               1994     1993      1992
    1991      1990
Total assets                                           92,722   123,359
151,125   171,518   188,040
Net loans                                              59,070    84,215
106,728   128,006   140,916
Allowance for loan losses                               2,637     5,012
1,291     4,319     4,547
Securities                                             14,189    13,200
27,751    25,223    25,913
Deposits                                               87,474   121,081
141,192   159,928   161,573
Short-term borrowings                                       0         0
0       812     7,664
Stockholders' equity                                    1,465    (2,627)
3,688     3,703     9,554
Outstanding shares
Years Ended December 31,                               1994        1993
1992         1991       1990
Outstanding shares                                     2,012,514   2,012,514
1,344,707    198,706    198,706
Financial Ratios (as a percentage):
Years Ended December 31,                              1994     1993       1992
    1991      1990
Yield on interest-bearing assets                       8.54       8.17
9.38     10.66     11.71
Cost of funds                                          3.80       3.94
5.08      7.40      8.80
Interest rate spread                                   4.74       4.23
4.30      3.26      2.91
Net interest margin                                    4.58       4.48
4.55      3.67      3.75
Earnings to fixed charges with interest                   0          0
20.66      5.84      8.59
Earnings to fixed charges without interest                0          0
0.33      0.50       .72
Combined fixed charges with interest                      0          0
12.76      5.38      7.94
Combined fixed charges without interest                   0          0
0.32      0.49      0.71
Return on average assets                              (3.75)     (4.57)
(2.96)    (3.21)     1.32
Return on average equity                                  0    (110.17)
(98.18)   (72.80)   (22.26)
Average equity to average assets                      (1.47)      4.15
2.98      4.41      5.93
Cash dividend to primary EPS                              0          0
0         0         0
Cash dividend to net income                               0          0
0         0         0
Loans (net) to deposits                               67.53      69.55
75.59     80.04     87.22
Nonperforming loans to total loans (net)              15.56      13.66
10.15     11.12      9.15
Allowance for loan losses to nonperforming loans      28.67      43.59
30.39     30.34     35.28
Capital Ratios of Bank (as a percentage):
Years Ended December 31,                               1994     1993      1992
    1991      1990
Total risk-based                                       7.26     (2.53)    5.73
    4.88      7.45
Tier 1 risk-based                                      5.97     (2.53)    3.52
    2.57      4.52
Tier 1 leverage                                        3.95     (1.82)    2.61
    2.06      3.70

<F1>
The per share data and the outstanding shares of Common Stock have been adjusted to reflect the one-for five reverse stock split, which was effective July 25, 1994

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and subsidiaries for the year ended December 31, 1994, including notes thereto, and other financial information included elsewhere in this report.

The Company is a registered bank holding company, headquartered in Woodbridge, Connecticut. The Company operates the Bank, a Connecticut chartered bank and trust company. The operations of the Company are not significant. The principal business of the Bank is to attract deposits from the general public and to invest these deposits in loans and certain investment securities. The Bank operates under Connecticut law and is subject to supervision, examination and regulation by the Banking Commissioner. Deposits are insured by the FDIC. The FDIC has supervisory and regulatory authority over the Bank. In addition, the Federal Reserve Board, acting through the Reserve Bank, has supervisory and regulatory authority over the Company.

During 1994, the local real estate market and the Connecticut economy continued to have an adverse impact on the customers of the Company and the value of collateral supporting many of the Company's loans. As in 1993 and 1992, these economic and business conditions affected the Company's operating performance in 1994. However, the impact was offset by a combination of income from lease-related transactions and a reduction in operating expenses and OREO expenses due to management's focus on decreasing the level of nonperforming assets. The Company reported a net loss of $3,889,000 or $1.93 per share for the year ended December 31, 1994 compared to a net loss of $6,422,000 or $4.10 per share in 1993 and a net loss of $4,844,000 or $7.45 per share in 1992. The Bank attributes its losses over the prior two years principally to (i) an increasing level of nonperforming assets, (ii) its provision for loan losses, and (iii) expenses incurred in connection with other real estate owned.

The Bank's Initial and Revised Capital Plans

A detailed discussion of the Bank's Initial and Revised Capital Plans appears in Item 1. The Revised Capital Plan provides for the Bank's attainment of the 6 percent Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1996. The ability of the Company and the Bank to complete the second required equity offering or to otherwise maintain and increase regulatory capital as projected in the Revised Capital Plan is dependent upon, among other factors, the market conditions for the Company's equity securities, the Bank's ongoing profitability, the future levels of nonperforming assets and the local and the regional economy in which the Bank and its customers operate.

Regulatory and Current Operating Matters

The 1991 Order required that by July 19, 1992, the Bank have a Tier 1 Leverage Ratio at or in excess of five percent and by July 19, 1993, have a Leverage Ratio of at least six percent. The 1991 Order also requires the Bank to maintain its Leverage Ratio at or above such level while the 1991 Order is in effect. The 1991 Order prohibits the Bank from payment of, or declaration of, any dividends without the prior written consent of the FDIC and the Banking Commissioner. This provision effectively prohibits the Company from paying any cash dividends on its outstanding common or preferred stock at this time. This provision also effectively prevents the Company from paying interest on its subordinated capital notes at this time. The 1991 Order, moreover, restricts the Bank's lending to specified borrowers, directed the Bank to correct certain technical exceptions and mandated the reduction of certain concentrations of credit. The 1991 Order required management to develop specific programs and prepare and submit for approval written plans, reports and assessments relating to various areas of the Bank's operation. Substantially, all such plans, programs and assessments have been submitted to the FDIC. The 1993 Order similarly required the Bank to implement or modify certain policies and practices and to correct alleged violations of law.

The Bank believes it is in compliance with every provision of the 1991 Order and the 1993 Order except that, as a result of the recorded 1994 loss of $2,743,000 which included a provision for loan losses of $1,773,000, OREO expenses of $990,000, and an $818,000 loss on the sale of the U.S. Military Portfolio, the Bank's capital ratios were not in compliance with the minimum requirements under the FDIC regulations and the 1991 Order.

The possible consequences of non-compliance with the 1991 Order or the 1993 Order include modification of the 1991 Order or the 1993 Order, respectively, the imposition of civil money penalties against the Bank or institution-affiliated parties, further cease and desist proceedings and, in the most severe case, revocation of deposit insurance or appointment of a conservator or receiver. No such actions are pending or anticipated at this time.

The enactment in recent years of such major banking legislation as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the FDIC Improvement Act have added significantly to the regulatory and enforcement powers of the FDIC. FIRREA significantly expanded the authority of the FDIC to initiate enforcement proceedings against banks and thrifts that do not maintain minimum required capital ratios or that have engaged, are engaging, or are about to engage in an unsafe or unsound practice. For a discussion of the FDIC Improvement Act see Item 1, "Regulation and Supervision - The FDIC Improvement Act," and "Capital Resources" in this Item 7. Under these rules, the Bank as of December 31, 1994, is in the "undercapitalized" category, and therefore is subject to certain mandatory provisions of the FDIC Improvement Act.

Capital Resources

The Bank is subject to the capital adequacy rules of the FDIC. Because the consolidated assets of the Company are less than $150 million, the Company is not subject to the capital adequacy rules of the Federal Reserve Board. Effective December 19, 1992, each federal banking agency issued final rules to carry out the Prompt Corrective Action provisions (the "PCA regulations") of the FDIC Improvement Act. The PCA regulations adopted by the FDIC for nonmember banks such as the Bank, define capital measures and the capital thresholds for each of the five capital categories established in the statute and establish a uniform schedule for the filing of capital restoration plans by undercapitalized institutions and other matters. The following table identifies the capital and thresholds as defined under the FDIC and PCA regulations.

                   Total Risk-Based
Capital Categories              Capital (RBC)     Tier 1 (RBC)    Leverage
                   Ratio             Ratio           Ratio

Well Capitalized (A)            not <10%          not < 6%        not < 5%
Adequately Capitalized (A)      not < 8%          not < 4%        not < 4%
Undercapitalized (B)                < 8%              < 4%            < 4%
Significantly Undercapitalized      < 6%              < 3%            < 3%
Critically Undercapitalized (C)
(A) applies if all three criteria are met
(B) applies if any of the three criteria are met
(C) institution's tangible equity to total assets ratio is < or = 2%

At December 31, 1994, the Bank's total risk-based capital ratio was less than 8 percent and the leverage ratio was 3.95% for the last quarter of 1994 (4.08% as of December 31, 1994); accordingly, the Bank was deemed to be undercapitalized. The minimum regulatory capital requirements applicable to the Bank and the Bank's regulatory capital at December 31, 1994, are set forth in Item 8, Note 17 to the Company's Consolidated Financial Statements. See Item 1, "Business -- Regulation and Supervision
- -- FDIC Regulation" and Item 14, Note 17 to the Company's Consolidated Financial Statements.

Management and the Board of Directors of the Company and Bank are currently considering various actions to augment the capital beyond the Revised Capital Plan. These other plans include increased fee income, cost control, continued improvement of asset quality, asset sales and pursuing additional capital. If, however, the Bank does not comply with the approved Revised Capital Plan or otherwise achieve the minimum regulatory capital levels or comply with the 1991 Order, further regulatory action could result, as described in Item 1, "Regulation and Supervision, FDIC Regulation and The FDIC Improvement Act," and in Item 14, Note 17 to the Company's Consolidated Financial Statements.

LOANS

Loans consisted of the following:
December 31,                                   1994              1993
   1992
($ in thousands)                                   % of              % of
        % of
                         Amount    Total   Amount    Total   Amount     Total
Commercial collateralized                34,044     55      43,119    49
53,562     50
  by real estate
Commercial Other                         12,757     21      15,832    18
20,082     18
Real estate mortgage - residential       12,663     21      11,272    13
1,813      2
Consumer                                  2,331      3      18,282    20
33,406     30
Total loans - gross                      61,795    100      88,505   100
108,863    100
Average annual outstanding loans -
  net of allowance                       74,283            102,319
117,801

The table above illustrates the Company's emphasis on commercial, consumer and residential mortgage lending. At year end 1994, commercial loans comprised 76% and consumer loans comprised 3% of the total loan portfolio compared with commercial loans of 67% and 68% and consumer loans of 20% and 30%, respectively, during the prior two years. The commercial loan portfolio is made up principally of commercial loans collateralized by real estate amounting to $34,044,000 in 1994, $43,119,000 in 1993, and
$53,562,000 in 1992. In prior years, the consumer loan portfolio primarily consisted of loans to military personnel within the U.S. and abroad. These installment loans were generally collateralized by automobiles. In October 1994, the Company sold substantially all of the Military Loan Portfolio. The elimination of this line of business improved the Bank's liquidity in the short-term, and in the long-term will reduce loan charge-offs and operating costs. The table also reflects the significant increase in residential mortgage loan originations from 1992 to 1994, which was due to the Bank's continued emphasis on this type of lending. Residential mortgage loans have increased as a percentage of the total loan portfolio from 2% in 1992 to 21% in 1994.

Average annual net loans outstanding, have consistently decreased over the past three years, from $117,801 in 1992 to $74,283 in 1994. The loan to deposits ratio for 1994 of 70.13% increased slightly compared to 69.55% and 75.59% in 1993 and 1992, respectively.

As part of its interest rate risk management program, the Company centers its lending activities on adjustable-rate loans. The interest rates charged on a majority of these loans generally adjust on a monthly basis based upon the Bank's base rate set by the management of the Bank. The base rate has historically exceeded the prime rate and was 10% at December 31, 1994. It is anticipated that this base rate will move in relation to decreases and increases in prime. By focusing on adjustable-rate lending, the Company can partially mitigate the adverse impact of increases in its cost of funds.

As the following table shows, $32,299,000 or 60% of the total $53,911,000 performing loan portfolio is comprised of floating or adjustable interest rate loans.
At December 31, 1994                                   Time Remaining to
Maturity
($ in thousands)                                       of Total Performing
Portfolio
                          Under           One to          Over
                          One Year        Five Years      Five Years      Total
Commercial and commercial mortgage     10,428          7,152            7,857
       25,437
All other loans with adjustable           388            317            6,157
        6,862
  rates
Total loans with adjustable rates      10,816          7,469           14,014
       32,299
Commercial and commercial mortgage      2,731          7,061            3,723
       13,515
All other loans with fixed rates        1,293          1,455            5,349
        8,097
Total loans with fixed rates            4,024          8,516            9,072
       21,612
Total performing portfolio             14,840          15,985          23,086
       53,911

NONPERFORMING ASSETS

The Bank's nonperforming assets are as follows:
($ in thousands)
         December 31,                 1994            1993            1992
 Non-accrual loans                            7,885          10,218
10,117
 Accruing loans past due 90 days or more      1,305           1,283
714
Total Non-accrual and past due loans          9,190          11,501
10,831
 Foreclosed properties                        3,088           4,630
7,238
 In-substance foreclosure                     1,225           3,747
2,887
 OREO allowance                                   0               0
(500)
Total OREO (net)                              4,313           8,377
9,625
Total non-performing assets                  13,503          19,878
20,456
Ratios
Non-performing assets to total loans (net)   21.30           21.47
17.58
  and OREO (net)
Allowance for loan losses to total loans
  past due 90 days or more                   28.69           43.59
30.39
As a percentage of total loans:
Non-accrual and past due loans               14.89           12.89
9.84
Allowance for loan losses                     4.27            5.62
2.99

The Bank has reduced the amount of nonperforming assets from $19,878,000 at December 31, 1993, to $13,503,000 at December 31, 1994, representing a 32% reduction. While $4,064,000 of the reduction is due to the Bank's sale of OREO, total non-accrual and past due loans also declined by $2,311,000 or 20% as of December 31, 1994 from the level at December 31, 1993.

Approximately 86% of total loans delinquent 90 days or more were on a non-accrual status at December 31, 1994. Generally, the Company discontinues the accrual of interest income on commercial and residential real estate loans whenever reasonable doubt exists as to the ultimate collectability of the loan, or when the loan is past due 90 days or more. If interest income on non-accrual loans had been recorded on an accrual basis, these loans would have generated an additional $764,000, $794,000 and $939,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's interest income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.

Restructured loans, that is, loans whose original contractual terms that have been restructured to provide for a reduction or deferral of interest or principal payments due to a weakening in the financial condition of the borrower, amounted to $3,954,000, $3,308,000 and $4,342,000 at December
31, 1994, 1993, and 1992, respectively. Had the original terms been in force, interest income would have increased by approximately $150,000, $109,000 and $401,000 in 1994, 1993 and 1992, respectively. The Company has no commitments to lend additional funds to these borrowers.

OREO consisted of the following:
($ in thousands) December 31, 1994              Balance      % of Total
1-4 Family Residential properties               1,233         29
Multifamily residential properties                331          7
Commercial real estate                          1,846         43
Construction and Land Development                 903         21
Total OREO                                      4,313        100

In 1994, the Bank increased its focus on restructuring delinquent loans and disposing of OREO and other nonperforming assets. As of the end of 1994, the Bank has reduced OREO by approximately $4,064,000 or 49% from December 31, 1993.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges against income and maintained at a level that management considers adequate to absorb potential losses in the loan portfolio. Management's estimate of the adequacy of the allowance for loan losses is based on evaluations of individual loans, estimates of current collateral values and the results of the most recent regulatory examination. Management also evaluates the general risk characteristics inherent in the loan portfolio, prevailing and anticipated conditions in the real estate market and the general economy, and historical loan loss experience. Loans are charged against the allowance for loan losses when management believes that collection is unlikely. Any subsequent recoveries are credited back to the allowance for loan losses when received.

The changes in the allowance for loan losses were as follows:
($ in thousands) December 31,     1994            1993            1992
Beginning Balance                 5,012           3,219           4,319
Transfer of OREO/ISF allowance        0             500               0
Charge-offs:
Military installment loans        (1,919)         (1,392)         (2,421)
Commercial loans                  (2,921)         (4,084)         (3,136)
Total Charge-offs                 (4,840)         (5,476)         (5,557)
Recoveries                           692             399             996
Net loan charge-offs              (4,148)         (5,077)         (4,561)
Provision for loan losses          1,773           6,298           3,533
Ending balance                     2,637           5,012           3,291
Ratios:
Net loan charge-offs to average   5.58            4.96            3.87
  loans outstanding (net)

The allowance for loan losses was allocated as follows:
($ in thousands) December 31,     1994            1993            1992
Military installment loans          35            1,102             825
Commercial loans and other        2,602           3,910           2,466
Total                             2,637           5,012           3,291

While the Company believes its year end allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

SECURITIES

The book value of the securities portfolio totaled $14,408,000 at December 31, 1994, up from $13,030,000 at December 31, 1993. The increase in the securities portfolio is largely attributed to the investment of proceeds from the Military Loan Portfolio sale in U. S. Treasury securities. At December 31, 1994, $6,909,000 of securities were classified as held to Maturity.

Securities consisted of the following:
($ in thousands) December 31,         1994            1993            1992
Investments Held-to-Maturity
U.S. Treasury securities              6,909           0                9,989
U.S. Government agency securities         0           0               10,000
Marketable equity securities              0           0                  642
Other                                     0           0                  750
Total                                 6,909           0               21,381
Investments Available-for-Sale
U.S. Treasury securities              6,294            8,006          6,370
U.S. Government agency securities         0            3,960              0
Marketable equity securities            205              564              0
Other                                 1,000              500              0
Total                                 7,499           13,030          6,370
Total Securities
Total Securities                      14,408          13,030          27,751
Ratios:
Securities to total assets            15.54           10.56           18.36

The summary of debt securities at December 31, 1994 by contractual maturity is presented below.  Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without prepayment penalties.
($ in thousands) December 31, 1994
                             Securities Held                  Securities Held
                             to Maturity                      for Sale
                           Amortized       Estimated        Amortized
Estimated
                           Cost            Market Value     Cost
Market Value
Maturity:
Within one (1) year                        6,909           6,869
2,811           2,872
After one (1) but within five (5) years        0               0
4,483           4,226
Marketable equity securities                   0               0
205             182
Totals                                     6,909           6,869
7,499           7,280

As of December 31, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of this Form 10-K.

Additional information on securities is also included in Item 14, Note 1 to the Consolidated Financial Statements.

DEPOSITS

Deposits totaled $87,475,000 at December 31, 1994, down $33,607,000, or 27.76% from $121,081,000 at year end 1993. The decrease is due to a combination of migration of customer deposits to other markets and management's intention to downsize the Bank.

The Company's deposit acquisition strategies aim at attracting long-term retail deposit relationships that are generally less sensitive to market interest rate changes, along with attracting low cost transaction and demand deposits. In keeping with this strategy, the Company does not accept highly volatile brokered deposits.

The table below sets forth the maturity distribution and weighted average yield of time deposits in amounts of $100,000 or more and of time deposits under $100,000 at December 31, 1994.
December 31, 1994                       CD's $100,000 and over         CD's
under $100,000
($ in thousands)                        Balance          Yield         Balance
     Yield
(Yield - as percentage)
Time remaining to maturity:
Three months or less                    2,040            3.77          14,654
     3.92
Over three months to six months         1,311            4.25          14,026
     4.20
Over six months to twelve months        1,622            4.80          16,150
     4.59
Over twelve months                        600            4.90           7,754
     5.24
Total                                   5,573            4.30          52,584
     4.39

A tightening in monetary policy by the Federal Reserve tempered the rate of decline in the Company's average cost of interest-bearing deposits, which fell from 3.91% in 1993 to 3.56% in 1994. Also, an increase in borrowed funds by the Company resulting from the Senior Notes issued in conjunction with the recapitalization of the Bank produced a large increase in the cost of interest bearing non-deposit liabilities, for the period prior to the exchange of senior notes for preferred stock. The cost rose from 5.06% during 1993 to 11.68% in 1994.

Average balances and rates paid were as follows:
December 31,                          1994                 1993
1992
($ in thousands)                     Average              Average
Average
(Yield - as percentage)         Amount     Yield     Amount     Yield
Amount     Yield
Interest-bearing deposits:
Time Certificates               65,325      4.07      80,992    4.44
101,490    5.59
Savings, NOW and Money Market   25,007      2.22      33,757    2.63
38,415    3.61
Total interest-bearing deposits 90,332      3.56     114,749    3.91
139,905    5.05
Non-interest-bearing deposits    9,986      0.00      12,811    0.00
12,434    0.00
Total other interest-bearing     2,749     11.68       3,778    5.06
1,400    8.07
  liabilities

ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management program focuses on minimizing interest rate risk by maintaining what management considers to be an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same time interval. Interest rate sensitivity has a major impact on the earnings of the Company. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. Proper asset and liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. Interest rate sensitivity is measured by comparing the dollar difference between the amount of assets repricing within a specified time period and the amount of liabilities repricing within the same time period. This dollar difference is referred to as the rate sensitivity or maturity "GAP." Management's goal is to maintain a cumulative one year GAP in a range between plus or minus 15% of assets. The Company concentrates on adjustable rate loans in order to reduce interest rate risk.

The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and or reprice within the periods indicated. As of December 31, 1994, the Company had equality in the matching of earning assets and interest bearing liabilities within a 90 day period, resulting in a 0% cumulative GAP position. Approximately 43% of interest sensitive assets and 42% of interest sensitive liabilities are available to reprice within ninety days. With the one year period, the Company had a liability sensitive balance sheet resulting in a negative cumulative GAP of $17,349 or a 25 % variance of rate sensitive assets to rate sensitive liabilities. Approximately 61% of interest sensitive assets and 80% of interest sensitive liabilities are available to reprice within the one year period. In an increasing rate environment, the short-term liability sensitive position is expected to result in increasing deposit costs in relationship to increases in market rates and negatively impacted earnings. In a decreasing interest rate environment, the Company's one year cumulative liability sensitive position could positively impact earnings.

December 31, 1994                                 Maturity/Repricing Interval

($ in thousands)              Less Than       4 to 6       7 to 12      Over 1
Year or
                    3 Months        Months       Months       Non-Repricable
 Total
Earning Assets:
Loans                         25,847          2,454         4,124
$29,281         61,706
Investment securities            500          1,992         7,189
4,508         14,189
Short-term investments        10,363              0             0
 0         10,363
Total earning assets          36,710          4,446        11,313
33,789         86,258
Interest-bearing liabilities:
Time deposit                  16,668          15,336       17,772        8,382
           58,158
All other rate-sensitive      20,042               0            0            0
           20,042
  deposits
Demand                             0               0            0        9,248
            9,248
Total interest-bearing        36,710          15,336       17,772       17,630
           87,448
  liabilities
Repricing GAPs
Periodic repricing GAP        0               (10,890)      (6,459)     16,159
           (1,190)
Cumulative repricing GAP      0               (10,890)     (17,349)     (1,190)
                0
Cumulative GAP variance as a percent of rate sensitive assets to rate sensitive liabilities
Cumulative GAP variance       0               21           25           1

LIQUIDITY

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in its deposit levels, to fund its operations and to provide for customers' credit needs. The principal sources of liquidity include vault cash, Federal Funds sold, short-term and maturing investments and loan repayments.

Management has improved the overall liquidity position of the Company during 1994 by reducing volatile liabilities, which consist primarily of time deposits of $100,000 or more, from $5,863,000 at December 31, 1993 to $5,573,000 at December 31, 1994. Further, management improved the quality and liquidity of the investment securities by investing in U.S. Treasury issues. At December 31, 1994, cash and investments maturing within three months totaled $9,325,000 and approximately $14,840,000 of performing loans are scheduled to mature in one year or less.

The Company has developed a formal asset/liability management policy in order to achieve and maintain a reasonable short-term maturity GAP that will accommodate the Company's liquidity needs.

The Company believes its present liquidity position is adequate to meet its current and future needs.

DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

In December 1991 the Financial Accounting Standards Board adopted Statement of Financial Standards No. 107 ("SFAS 107"), requiring disclosures about the Fair Values of Financial Instruments, beginning on December 31, 1992. SFAS and the Bank's policy for adopting this Statement are described in Item 14, Note 15 to the Company's Consolidated Financial Statements. SFAS 107 provides only limited guidance for estimating fair value when quoted market prices are not available and for disclosing methodologies and assumptions. Because of the subjectivity of the fair value estimation process, there will likely be considerable variance among institutions in the initial implementation of SFAS 107.

The primary balance sheet categories covered by SFAS 107 are investments, loans and deposits. The fair value of demand, savings and money market deposits equals book value, while the fair value of time deposits exceeds book value. The fair value of most loans approximates book value. However, non-accrual loans have a fair value below book value, reflecting their higher potential for loss. Under the 1991 Order, the Bank is working to reduce all classified assets, including substandard loans.

Except for cash and investment securities the Bank expects to hold its financial instruments until maturity. The fair value of these instruments is highly dependent on interest rates, which frequently change due to market conditions. Therefore, the current fair value of financial instruments is not normally a component of management's operating strategies, and its planning processes for earnings, liquidity and capital resources. Further, the process of analyzing current market conditions and making the numerous estimates required to establish fair values is too burdensome and imprecise to be a regular or valuable contribution to normal management processes. SFAS 107 also excludes foreclosed assets and other significant balance sheet accounts. This accounting standard does not address the total value of present and projected business activities.

NET INTEREST INCOME

In 1994, net interest income totaled $4,093,000, down $1,580,000 from $5,673,000, or 27.85% from 1993. This compares to a $1,095,000 or 16.18%
decrease from $6,768,000 in 1992 to $5,673,000 in 1993.  In 1994, the
Company had a slight increase in its net interest margin to 4.58% compared to 4.48% in 1993. As shown in the following table, the increase in 1994 of the net interest margin resulted from a 14 basis points decrease in the cost of funds and a 37 basis points increase in the yield on earning assets. The increase in spread is also attributed to the significant decrease in nonperforming assets of $6,375,000 or 32% from 1993 to 1994. This increase was tempered by a decline in average loan volume of $26,710,000 or 30% from 1993 to 1994. The primary reasons for the decrease in cost of funds was the decrease in the cost of time certificates.

The following table presents condensed average statements of condition, total loans including non-accrual loans, the components of net interest income and selected statistical data, with investment securities presented on a tax equivalent basis:
Year ended December 31,
                   1994                1993                  1992
             Avg            Avg   Avg             Avg   Avg            Avg
             Bal      Int   Rate  Bal     Int     Rate  Bal     Int    Rate
($ in thousands)
(Rate as a percentage)
Assets:
Loans                74,283  6,886 9.27  105,530  9,425  8.93  121,853 12,534
10.29
Securities            9,975    533 5.35   19,493    874  4.48   24,092  1,307
5.43
Federal funds sold    5,057    206 4.08    1,567     48  3.07    2,779    106
3.81
Total earnings       89,315  7,625 8.54  126,590 10,347  8.17  148,724 13,947
9.38
  assets
Cash and due from     3,204      0    0    2,604      0     0    3,242      0
  0
  banks
Other assets         11,444      0    0   11,278      0     0   11,826      0
  0
Total assets        103,963      0    0  140,472      0     0  163,792      0
  0
Liabilities and stockholders' equity:
 Time certificates   65,325  2,657  4.07  80,992 3,594   4.44  101,490 5,678
5.59
 Savings deposits    25,007    554  2.22  33,757   889   2.63   38,415 1,388
3.61
Total interest-      90,332  3,211  3.56 114,749 4,483   3.91  139,905 7,066
5.05
  bearing deposits
Other interest-       2,749    321 11.68   3,778   191   5.06    1,400   113
8.07
  bearing
  liabilities
Total interest-      93,081  3,532  3.80 118,527 4,674   3.94  141,305 7,179
5.08
  bearing
  liabilities
Demand Deposits       9,986      0     0  12,811     0      0   12,434     0
 0
Other Liabilities     2,417      0     0   3,305     0      0    5,169     0
 0
Stockholders'        (1,521)     0     0   5,829     0      0    4,884     0
 0
  equity
Total liabilities   103,963      0     0 140,472     0      0  163,792     0
 0
  and stockholders'
  equity
Net interest
Net interest income/  0      4,093  4.74 0       5,673   4.23  0       6,768
4.30
  rate spread
Net interest margin   0          0  4.58 0           0   4.48  0           0
4.55

The following table presents the changes in interest income and expense for each major category of interest-bearing assets and interest-bearing liabilities, and the amount of the change attributable to changes in average balances (volume) and rates.  Changes attributable to both volume and rate changes have been allocated in proportion to the relationship of the absolute dollar of the changes in volume and rate.  Investment securities are presented on a tax equivalent basis.
              Changes from 1993 to 1994        Changes from 1992 to 1993
 Changes from 1991 to 1992
              Attributable to:                 Attributable to:
 Attributable to:
($ in thousands)        Volume     Rate      Total       Volume     Rate
Total        Volume     Rate      Total
 Loans                  (2,914)     375      (2,539)     (1,565)    (1,544)
(3,109)      (1,954)    (1,258)   (3,212)
 Securities               (567)     226        (341)       (226)      (207)
(433)          18       (537)     (519)
 Federal funds sold        137       21         158         (40)       (18)
 (58)          47        (25)       22
Total interest income   (3,344)     622      (2,722)     (1,831)    (1,769)
(3,600)      (1,889)    (1,820)   (3,709)
 Time certificates        (654)    (283)       (937)     (1,033)    (1,051)
(2,084)      (1,066)    (2,232)   (3,298)
 Savings deposits         (209)    (126)       (335)       (154)      (345)
(499)         303       (528)     (225)
Total interest expense    (863)    (409)     (1,272)     (1,187)    (1,396)
(2,583)        (763)    (2,760)   (3,523)
  on deposits
Other interest-bearing     (34)     164         130          83         (5)
  78         (621)      (250)     (871)
  liabilities
Total interest expense    (897)    (245)     (1,142)     (1,104)    (1,401)
(2,505)      (1,384)    (3,010)   (4,394)
Net interest income     (2,447)     867      (1,580)       (727)      (368)
(1,095)        (505)     1,190       685

The following are the consolidated ratios of earnings to fixed charges for each of the years in the five-year period ended December 31, 1994.
Year ended December 31,                        1994     1993    1992    1991
1990
Ratio of earnings to fixed charges:<F1>
Excluding interest on deposits                 0        0       20.66   5.84
8.59
Including interest on deposits                 0        0        0.33   0.50
0.72
Ratio of earnings to combined fixed charges
and preferred stock dividends:<F2>
Excluding interest on deposits                 0        0       12.76   5.38
7.94
Including interest on deposits                 0        0        0.32   0.49
0.71

<F1>
The Company had insufficient earnings to cover fixed charges (including interest on deposits) for each of the years ended December 31, 1994, 1993, 1992, 1991 and 1990. The Company also had insufficient earnings to cover fixed charges (excluding interest on deposits) for the years ended December 31, 1994 and 1993. The short-fall of earnings to fixed charges (including interest on deposits) was $3,568,000, $6,231,000, $4,731,000,
$4,849,000 and $2,867,000 for the years ended December 31, 1994, 1993,
1992, 1991 and 1990, respectively. In addition, the short-fall of earnings to fixed charges (excluding interest on deposits) was $357,000 and $1,748,000 for the years ended December 31, 1994 and 1993, respectively.
<F2>
The Company had insufficient earnings to cover combined fixed charges and preferred stock dividends (including interest on deposits) for each of the years ended December 31, 1994, 1993,1992, 1991 and 1990. The
Company also had insufficient earnings to cover fixed charges and preferred stock dividends (excluding interest on deposits) for the years ended December 31, 1994 and 1993. The deficiency of earnings to fixed charges and preferred stock dividends (including interest on deposits) was $3,568,000, $6,231,000, $4,731,000, $4,849,000 and $2,867,000,
respectively, for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. The amount of deficiency of earnings to fixed charges and preferred stock dividends (excluding interest on deposits) was $826,000 and $1,818,000 for the years ended December 31, 1994 and 1993, respectively.

COMPOSITION OF NON-INTEREST INCOME
Year Ended December 31,                        1994                   1993
             1992
($ in thousands)                         Amount    % Change     Amount    %
Change     Amount    % Change
Service fees on deposits                  525         (36.4)      826
8.7         760       7.2
Processing and transfer fees               58         (40.2)       97
(45.8)        179     (40.3)
Net gain (loss) on sale of securities    (811)     (1,755.1)       49
(86.4)        421      (7.9)
Net gain (loss) on sale of assets        (403)       (112.5)    3,226
100.0           0        --
Credit life insurance                     138         (61.0)      354
(21.5)        451      (1.5)
Insurance commissions                       0             0         0
(100.0)         66     (61.6)
Income from leasing operations            567         100.0         0
0           0        --
Other                                     168         170.8       575
11.6         319     (18.6)
Total other non-interest income           242         (95.3)    5,127
133.5       2,196     (11.7)

The decrease in non-interest income of $4,885,000 from 1993 to 1994 was largely attributable to a non-operating gain on the sale of the rights to recoveries of charged-off loans of $2,700,000 in the first quarter of 1993 as opposed to a non operating loss of $1,670,000 resulting from a second quarter loss in 1994 of $852,000 incurred on the sale of securities comprising the $5 million equity contribution and a third quarter loss of $818,000 from the sale of the Military Loan Portfolio. These losses were offset by a first quarter gain of approximately $227,000 on the sale of the Bank's leasehold interest in a parcel of land adjacent to the Bank's main office and income from leasing related transactions of $567,000.

In July 1994 in connection with the Bank's establishment of its financial lease program, the Company issued an option to an unaffiliated company with extensive experience and expertise in leasing, to acquire shares of Company Common Stock. By mutual agreement the option was canceled in January 1995.

COMPOSITION OF NON-INTEREST EXPENSE
Year Ended December 31,                        1994                   1993
             1992
($ in thousands)                         Amount    % Change     Amount    %
Change     Amount    % Change
Salaries and Employee Benefits           2,394     (17.3)        2,895      7.7
        2,688     (6.6)
Occupancy                                  469     (28.4)          655     12.2
          584    (12.4)
Supplies and communications                216     (34.3)          329      7.9
          305      1.7
Professional services                    1,201     (36.4)        1,888      9.4
        1,725     96.5
Depreciation furniture and equipment       239       5.3           227
(14.0)          264    (32.0)
Credit life insurance                       18     (58.1)           43      4.9
           41    (37.9)
FDIC insurance                             344     (18.9)          424     16.8
          363      3.4
Other insurance                            109      (7.6)          118
(65.1)          338     10.8
Other real estate owned                    990     (72.2)        3,558      6.8
        3,331    149.7
Other                                      471     (40.2)          787     24.2
          636     (5.9)
Total other non-interest expense         6,451     (40.9)       10,924      6.3
       10,275     31.0

Operating expenses decreased by $4,473,000 or 41% in 1994. Salaries and employee benefits decreased $501,000 or 17% due to staff reductions. Professional services decreased $687,000 or 36% from 1993 to 1994 primarily due to decreased legal and accounting expenses associated with loan workouts and related matters. Expense associated with the foreclosure and carrying of OREO decreased significantly from $3,558,000 in 1993 to $990,000 in 1994 due primarily to the Bank's successful efforts in disposing of the OREO portfolio.

Operating expenses increased by $651,000 or 41% in 1993. Salaries and employee benefit expenses increased $207,000 or 7.7% due to a increase in salaries. Professional services increased $163,000 or 9.4% from 1992 to 1993 primarily due to increased legal and accounting expenses associated with loan workouts and related matters. Expense associated with the foreclosure and carrying of OREO increased from $3,331,000 in 1992 to $3,557,000 in 1993 due primarily to the increased cost to carry OREO, legal expense and the decrease in property values.

IMPACT OF INFLATION

The Company's financial statements and related data are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most businesses, virtually all of the assets and liabilities of financial institutions are monetary in nature. As a result, interest rates have a more direct impact on a bank's performance than general levels of inflation. Interest rates do not necessarily move in the same direction of, or change to the same degree as, the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels. Notwithstanding the above, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices, as discussed previously have resulted in significant loan losses and losses on other real estate owned. Deflation, or disinflation, could continue to significantly affect the Bank's earnings in future periods.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Post Employment Benefits" effective for year ends beginning after December 15, 1993. The Company generally does not provide benefits to former or inactive employees after employment but before retirement. Accordingly, this Statement will not have a material effect on the Consolidated Financial Statements.

In May 1993 and October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 114 and 118
(SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan." These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or at the fair value of collateral, if the loan is collateral dependent. SFAS Nos. 114 and 118 are effective for fiscal years beginning after December 15, 1994. Management believes adoption of these statements will not have a material effect on the financial position or results of operations of the Bank.

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 119 ( SFAS No. 119) "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for year ends beginning after December 15, 1994, except for entities with less than $150 million in total assets in the current statement of financial position. For these entities, the statement shall be effective for financial statements issued for fiscal years ending after December 15, 1995. The Company does not hold or issue any derivative financial instruments and, accordingly, the statement will not have a material effect on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CBC Bancorp, Inc. and Subsidiaries

Consolidated Financial Statements
  Years Ended December 31, 1994, 1993 and 1992

Contents

Independent auditors' report
Consolidated financial statements:
 Statements of financial condition
 Statements of operations
 Statements of changes in stockholders' equity (deficit)
 Statements of cash flows
 Summary of accounting policies
 Notes to consolidated financial statements


Independent Auditors' Report

To the Board of Directors
CBC Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of CBC Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBC Bancorp, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that CBC Bancorp, Inc. and subsidiaries will continue as a going concern. As discussed in Note 17, the Bank subsidiary, which is the Company's primary asset (see Note 16), did meet the minimum tier 1 risk-based capital requirements as of December 31, 1994; however, it did not meet the minimum leverage and total risk-based capital requirements. The Bank also has suffered recurring losses from operations. These matters raise substantial doubt about the ability of the Bank to continue as a going concern. The ability of the Bank to continue as a going concern is dependent on many factors including regulatory action and ultimate achievement of its capital plan. Management's plans in regard to these matters are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Bank has filed a capital plan with the FDIC outlining its plans for attaining the required levels of regulatory capital. The FDIC approved the Bank's capital plan on December 28, 1994.

BDO Seidman

January 27, 1995

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ IN THOUSANDS, EXCEPT SHARE DATA)

December 31,                                   1994         1993
Assets
Cash and due from banks                       $3,130       $4,305
Federal funds sold                             5,700       10,650
Investment securities                         14,189       13,200
Loans receivable, net                         59,070       84,215
Accrued interest receivable                      858        1,075
Property and equipment                           973        1,082
Other assets held for lease                    3,894            -
Other real estate owned                        4,313        8,377
Other assets                                     595          455
                            ----------------------
                             $92,722     $123,359

Liabilities and Stockholders' Equity (Deficit)
Liabilities:

Deposits                                     $87,474     $121,081
Accrued interest payable                         941        1,972
Accounts payable and accrued expenses          1,392        1,623
Notes payable                                    368            -
Total liabilities                             90,175      124,676
Convertible debt                               1,090        1,310
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock            9,830  1,000
Common stock - $.01 par value, shares
  authorized 20,000,000; issued and
  outstanding 2,012,514 and 10,061,068            20          100
Additional paid-in capital                    11,032       11,421
Unrealized gain (loss) on                       (218)         170
  investment securities
Accumulated deficit                          (19,207)     (15,318)
Total stockholders' equity (deficit)           1,457       (2,627)
                            -----------------------
                             $92,722     $123,359

Year ended December 31,                  1994      1993      1992

Interest income:
Loans                                   $6,886    $9,425   $12,534
Investment securities                      533       874     1,307
Federal funds sold                         206        48       106
Total interest income                    7,625    10,347    13,947
Interest expense:
Deposits                                 3,211     4,483     7,066
Other                                      321       191       113
Total interest expense                   3,532     4,674     7,179
Net interest income                      4,093     5,673     6,768
Provision for loan losses                1,773     6,298     3,533
Net interest income (loss) after         2,320     (625)     3,235
  provision for losses
Other income:
Fees for customer services                 583       923       760
Gain (loss) on sales                      (811)       49       421
  of investment securities
Net gain (loss) on sale of assets         (404)    3,226         -
Credit life insurance                      138       354       451
Other income                               736       575       564
Total other income                         242     5,127     2,196
Operating expenses:
Salaries and employee benefits           2,394     2,895     2,688
Professional fees                        1,201     1,888     1,725
Other real estate owned                    990     3,558     3,331
Supplies and communications                216       329       305
Net occupancy                              469       655       584
Equipment rentals, depreciation            239       227       264
  and maintenance
Deposit insurance premiums                 344       424       338
Other insurance                            109       118       363
Other expenses                             489       830       677
Total operating expenses                 6,451    10,924    10,275
Net loss                               $(3,889)  $(6,422)  $(4,844)
Net loss per common share               $(1.93)   $(4.10)   $(7.45)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
($ in thousands)
Years ended December 31, 1994, 1993 and 1992
                         Common stock
                     --------------------------------     Additional
Unrealized     (Accumulated
                     Preferred   Number of     Amount     paid-in     gain
(loss)    deficit)        Total
                     stock       shares                   capital     on
securities
Balance, December 31, 1991     1,000          994         2,484      4,333
(62)           (4,052)          3,703
Preferred dividends accrued        0            0             0        (70)
  0                 0             (70)
  ($7.00 per share)
Change in unrealized loss on       0            0             0          0
 55                 0              55
  marketable equity securities
Change in par value                0            0        (2,474)     2,474
  0                 0               0
  - common stock
Issuance of common stock, net      0        5,730            57      4,787
  0                 0           4,844
  of $156 of issuance costs
Net loss                           0            0             0          0
  0            (4,844)         (4,844)
Balance, December 31, 1992     1,000        6,724            67     11,524
 (7)           (8,896)          3,688
Preferred dividends accrued        0            0             0        (70)
  0                 0             (70)
  (7.00 per share)
Change in unrealized gain          0            0             0          0
177                 0             177
  (loss) on investment
  securities available
  for sale
Issuance of common stock           0        3,337            33        (33)
  0                 0               0
Net loss                           0            0             0          0
  0            (6,422)         (6,422)
Balance, December 31, 1993     1,000       10,061           100     11,421
170           (15,318)         (2,627)
Reverse stock split                0       (8,048)          (80)        80
  0                 0               0
Preferred dividends accrued        0            0             0       (469)
  0                 0            (469)
Issuance of preferred stock    8,830            0             0          0
  0                 0           8,830
Change in unrealized gain          0            0             0          0
(388)                0            (388)
  (loss) on investment
  securities held for sale
Net loss                           0            0             0          0
  0            (3,889)         (3,889)
Balance, December 31, 1994     9,830        2,013            20     11,032
(218)          (19,207)          1,457

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                       1994      1993      1992

Cash flows from operating activities:
 Net loss                                    (3,889)   (6,422)   (4,844)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Provision for loan losses                    1,773     6,298     3,533
 Provision for depreciation and amortization    227       233       272
 Decrease (increase) in deferred loan fees      236       153       (64)
   and costs - net
 Amortization of loan purchase premiums         435       674       982
 Amortization (accretion) of investment         152       461       351
   security premiums (discounts), net
 (Gain) loss on sale of investment securities   811       (49)     (421)
 Loss (gain) on disposal of property and       (218)        3       (14)
 equipment
 Loss on sale and provision for write-downs
 of other real estate owned                     829     3,121     3,037
 (Gain) loss on sale of loans                   818    (3,294)        -
 Changes in operating assets and liabilities:
  Prepaid and other assets                      216     1,169     1,551
  Deferred charges                             (138)        -         -
  Income tax refund receivable                    -         -     1,016
  Accrued interest payable                     (892)   (1,140)     (103)
  Account payable and accrued expenses         (158)     (930)     (297)
Net cash provided by operating activities       202       277     4,999

Cash flows from investing activities:
 Net (increase) decrease in Federal funds     4,950   (10,375)     (275)
   sold
 Proceeds from sales and maturities of       15,511    11,826    34,780
   investment securities (includes
   maturities of $4,208, $5,348 and
   $8,003 in 1994, 1993 and 1992,
   respectively)
 Purchases of investment securities         (13,383)     (483)  (37,708)
 Principal payments on mortgage-backed
   securities                                   491     2,969       525
 Proceeds from sale of loans                  8,801     7,650       422
 Net decrease in loans                       12,498     7,338    11,125
 Proceeds from sale of other real estate      3,749     1,825       875
   owned
 Purchases of property and equipment           (130)     (320)     (121)
 Proceeds from sale of property and             240        10         -
   equipment
 Purchase of assets held for lease           (3,894)        -         -
Net cash provided by investing activities    28,833    20,440     9,623

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                       1994      1993      1992

Cash flows from financing activities:
 Net increase (decrease) in deposit        (17,141)    (4,670)    1,056
   accounts
 Net decrease on time deposits             (16,465)   (15,442)  (19,792)
 Net increase (decrease) in treasury          (442)       442      (500)
   demand note account
 Proceeds from issuance of common stock          -          -     4,844
   - net
 Repayment of line of credit borrowings          -          -      (812)
 Proceeds from issuance of capital notes         -        220         -
 Proceeds from issuance of preferred stock     200          -         -
 Proceeds from issuance of senior debt       3,638          -         -
Net cash used by financing activities      (30,210)   (19,450)  (15,204)
Increase (decrease) in cash and due         (1,175)     1,267      (582)
  from banks
Cash and due from banks, beginning of year   4,305      3,038     3,620
Cash and due from banks, end of year         3,130      4,305     3,038

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest on deposits and borrowed money    4,103      5,813     7,282
  Income taxes                                   2         12      (891)
 Noncash investing activities:
  Issuance of preferred stock in exchange    5,000          -         -
    for marketable securities
  Transfers of loans to other real estate      515      3,698     3,854
    owned
  Dividends declared and unpaid                469         70        70
  Unrealized gain (loss) on valuation of      (389)       170        55
    investments - available for sale
 Noncash financing activity:
  Issuance of preferred stock in exchange    3,630          -         -
    for debt
  Issuance of Senior Notes for accrued         140          -         -
    interest payable

Principles of Consolidation

The consolidated financial statements include the accounts of CBC Bancorp, Inc. (the "Company") and its subsidiaries, Connecticut Bank of Commerce (the "Bank"), and Amity Loans, Inc., an immaterial subsidiary. The Bank operates as a Connecticut state chartered bank and trust company. These financial statements are prepared in conformity with generally accepted accounting principles and with general practices within the banking industry. All material intercompany accounts and transactions have been eliminated in consolidation.

Operations

The Bank, which has five branches in Connecticut, grants business, consumer and real estate secured loans and accepts deposits primarily in New Haven and Fairfield Counties and surrounding communities. Virtually all of the Company's business activity is with customers located within the State of Connecticut, with approximately 75% of the Company's loans collateralized by real estate in the Connecticut market. Although lending activities are diversified, a substantial portion of the Company's customers' net worth is dependent on local real estate values; such values generally declined significantly during the past three years.

Investment Securities

Investments are recorded in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities". This statement requires entities to classify debt and equity securities into one of the following categories: held to maturity, available for sale, or trading. Investments held-to-maturity are stated at cost adjusted for amortization of premiums, and accretion of discount on purchase using the level yield method. Investments classified as trading or available-for-sale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes as a separate component of stockholders' equity.

Loans and Allowance for Loan Losses

Loans are stated at their unpaid principal balances adjusted for deferred loan fees, deferred loan costs, unearned income and allowance for loan losses. Interest is recognized using the simple interest method or a method which approximates the simple interest method.

Nonrefundable loan origination and commitment fees in excess of certain direct costs associated with the originating or acquiring loans are deferred and amortized over the contractual life of the loan using the interest method.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is maintained at an amount that management currently believes will be adequate to absorb potential losses in the loan portfolio. Management's estimate of the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loans, appraisals for significant properties and current economic conditions that may affect borrowers' ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may recommend that management recognize additions to the allowance based on their judgements of information available to them at the time of their examinations. Loans are charged against the allowance for loan losses when management believes that collection is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when realized.

In May 1993 and October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 114 and 118 ("SFAS Nos. 114 and 118") "Accounting by Creditors for Impairment of a Loan". These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or at the fair value of collateral, if the loan is collateral dependent. SFAS Nos. 114 and 118 are effective for fiscal years beginning after December 15, 1994. Management believes adoption of this statement will not have a material effect on the financial position or results of operations of the Bank.

Nonperforming Loans

Commercial and residential real estate loans are generally placed on nonaccrual status when: (1) principal or interest is past due 90 days or more; (2) partial chargeoffs are taken; or (3) there is reasonable doubt that interest or principal will be collected. Accrued interest is generally reversed when a loan is placed on nonaccrual status. Interest and principal payments received on nonaccrual loans are generally applied to the recovery of principal and then to interest income. Loans are not restored to accruing status until principal and interest are current and the borrower has demonstrated the ability for continued performance. Consumer loans are not placed in nonperforming status, but are charged-off when they become over 180 days past due.

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure and properties which are classified as insubstance foreclosures are included in other real estate owned at the lower of cost or fair value minus estimated costs to sell. Insubstance foreclosures represent loans in which a borrower with little or no equity in the underlying collateral effectively abandons control of the property or has no economic interest to continue involvement in the property based on the borrower's current financial condition. Substantially all other real estate owned is located in the Connecticut market. Upon classification as other real estate owned, the excess of the recorded investment over the estimated fair value of the collateral, if any, is charged to the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to other real estate owned expense to reflect any subsequent decreases in the estimated fair value. Further, regulatory agencies may recommend write-downs on other real estate owned at the time of periodic examination. Routine holding costs are charged to expense as incurred. Expenditures to complete or improve properties are capitalized only if reasonably expected to be recovered, otherwise they are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation or amortization is provided over the estimated useful lives of the assets or, for leasehold improvements, the lease term if shorter, principally using the straight-line method as follows:

Buildings                                  25 years
Improvements                               3 - 25 years
Furniture                                  3 - 25 years

Credit Life Insurance

Revenues from premiums on credit life insurance are deferred and recognized as income over the term of the loan when using a method which approximates the interest method. Losses resulting from credit life insurance claims are recognized as incurred.

Dealers' Reserves

In connection with the purchase of retail installment contracts from consumer products dealers, the Company, depending on the agreement with the dealer, allowed the dealer to share in the gross finance income on contracts originated by them and held back a portion of the proceeds of the loan to a reserve account for each dealer. Such "dealer reserves" were charged with losses on the related loans. Under the terms of the agreements, any balance remaining in the dealer's reserve account was available to the dealer, subject to the Company's assessment of the adequacy of the reserve account to absorb potential losses on the remaining portfolio. To the extent that the Company considered the dealers' reserve account to be deficient, an addition was made to the allowance for loan losses. During 1994, substantially all of this portfolio was sold.

Taxes on Income

Deferred income taxes for 1994 and 1993 are provided on the differences between the financial reporting and income tax basis of assets and liabilities based upon statutory tax rates enacted for future periods. The 1992 consolidated financial statements reflect income taxes based on the previously used deferral method, whereby deferred income taxes were provided on the difference in earnings determined for tax and financial reporting purposes.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Reclassification

Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform with the current year presentation.

1.   Investment Securities

At December 31, 1994, the amortized cost and estimated fair value of investment securities were as follows:

    (a)     Held-to-Maturity
                   Gross              Gross
         Amortized    unrealized         unrealized    Estimated
         cost         gain               loss          fair value

U.S. Treasury   6,908,545    -                  39,171        6,869,374
  Notes

    (b)     Available-for-Sale
                   Gross              Gross
         Amortized    unrealized         unrealized    Estimated
         cost         gain               loss          fair value

U.S. Treasury   6,293,521    -                  194,911       6,098,610
  Notes
Certificate of    500,000    -                        -         500,000
  deposit
State of          500,000    -                        -         500,000
  Israel Bond
Marketable        205,000    -                   23,000         182,000
  equity
  securities
Total           7,498,521    -                  217,911       7,280,610

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale, by contractual maturity, at December 31, 1994 are as follows:

                   Securities                Securities
                   held-to-maturity          available-for-sale
                 ----------------------    ----------------------
                 Amortized   Estimated     Amortized   Estimated
                 cost        fair value    cost        fair value

Due in one year or         6,908,545   6,869,374     2,810,851   2,772,188
  less
Due from one to five       -           -             4,482,670   4,326,422
  years
Due from one to ten        -           -             -           -
  years
Equity securities          -           -             205,000     182,000
Total                      6,908,545   6,869,374     7,498,521   7,280,610

At December 31, 1994, investment securities with a carrying value of approximately $600,000 were pledged to secure public deposits, the treasury demand note and for other purposes as required or permitted by law.

In connection with an agreement entered into in August 1994 to acquire a residual interest in equipment having a market value of approximately $5,000,000 as of August 1994, for $3,700,000. The Bank has secured its obligation to perform on the agreement with securities having a carrying value of $4,500,000 at December 31, 1994. See Note 15(d).

A summary of investment securities, all of which were available-for-sale, at December 31, 1993 follows:

($ in thousands)                         Gross unrealized
                          --------------------
                Amortized      Gains    Losses       Estimated
                     cost                         market value
Taxable:
U.S. Treasury Securities     $8,006       $115        $-          $8,121
U.S. Government Agency        3,960         70         -           4,030
  mortgage-backed
  securities
Marketable equity               564          -        15             549
  securities
Other                           500          -         -             500
Total investment            $13,030       $185       $15         $13,200
  securities

Proceeds and gross realized gains and losses from the sale of investment securities were as follows:

Year ended December 31,          1994            1993            1992
($ in thousands)
Sales proceeds                 $11,404         $6,478          $26,777
Realized gains                      55             50              421
Realized losses                     14              1                -

2.   Loans Receivable

Loans receivable are summarized as follows:

($ in thousands)                                 1994            1993

Commercial - collateralized by real estate     $34,044         $43,119
Commercial - other                              12,757          15,832
Residential and real estate mortgage            12,663          11,272
Consumer                                         2,331          18,282
Total - gross                                   61,795          88,505
Unearned income                                    (49)           (134)
Deferred loan fees                                 (39)           (190)
Deferred loan costs                                  -           1,046
Allowance for loan losses                       (2,637)         (5,012)
Total - net                                    $59,070         $84,215

At December 31, 1994 and 1993, the carrying value of loans with fixed interest rates were approximately $17,740,000 and $37,639,000, respectively.

Loans on which the accrual of interest has been discontinued amounted to approximately $7,884,000, $10,218,000 and $10,117,000 at December 31,
1994, 1993 and 1992, respectively, At December 31, 1994, there were no commitments to extend additional credit to borrowers in nonaccrual status. If these loans had been current throughout their terms, interest income would have increased by approximately $764,000, $794,000 and $939,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

Loans for which the terms were restructured as defined in Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings", totaled $3,953,000, $3,308,000 and $4,342,000 at December 31, 1994,
1993 and 1992, respectively. Had the original terms been in force, interest income would have increased by approximately $150,000, $109,000 and $401,000 in 1994, 1993 and 1992, respectively.

The allowance for loan losses is summarized as follows:

($ in thousands)                 1994            1993            1992

Balance, beginning of year      $5,012          $3,291          $4,319
Provision charged to expense     1,773           6,298           3,533
Loans charged off               (4,840)         (4,976)         (5,557)
Recoveries                         692             399             996
Balance, end of year            $2,637          $5,012          $3,291

3.   Property and Equipment

At December 31, 1994 and 1993, property and equipment are summarized as follows:

($ in thousands)                  1994            1993

Land                               $136            $136
Buildings and improvements        1,049           1,178
Furniture and equipment           1,718           1,715
Software                            235             193
Total cost                        3,138           3,222
Less: Accumulated depreciation    2,165           2,140
Total - net                        $973          $1,082

4.   Other Real Estate Owned

Changes in the other real estate owned (OREO) are summarized as follows:

($ in thousands)                   1994            1993

Beginning balance                 $8,377          $9,625
Transfers in                         515           3,698
Proceeds from sales and           (4,579)         (4,946)
  write-downs
Ending balance                    $4,313          $8,377

The carrying costs of other real estate owned were approximately $160,000, $674,000 and $294,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

5.   Deposits

Deposits (in thousands) are summarized as follows:

December 31,                             1994       1993

Demand deposits                          9,248     14,350
Money market deposits                    5,090      9,935
NOW checking accounts                    4,013      5,939
Savings deposits                        10,966     16,233
Certificates of deposit                 52,584     68,761
Certificates in excess of $100,000       5,573      5,863
Total Deposits                         $87,474   $121,081

6.   Income Taxes

There were no taxes on income for 1994, 1993 or 1992.

The 1993 consolidated financial statements reflect adoption of the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), issued February 1992. There was no cumulative effect of this change in accounting method as the Bank had no deferred income taxes at December 31, 1992.

Deferred income taxes for 1994 and 1993 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

Temporary differences which give rise to deferred tax assets at December 31, 1994 and 1993 are as follows:

                    1994               1993
NOL carryforward              $4,853,000        $2,672,000
Allowance for loan losses        140,000           827,000
OREO basis                       484,000           847,000
Other                            215,000           215,000
Total                          5,692,000         4,561,000
Valuation allowance           (5,692,000)       (4,561,000)
Total                                 $-                $-

At December 31, 1994, there is a deferred tax asset of approximately $5,692,000 consisting of Federal net operating loss carryforwards and the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. This deferred tax asset is fully offset by a valuation allowance of the same amount.

For income tax return purposes, the Company has capital loss carryforwards of approximately $850,000 expiring in 1999 and Federal net operating loss carryforwards of approximately $14.3 million, of which approximately $1 million is subject to limitation under the change of ownership rules outlined in Section 382 of the Internal Revenue Code. The amount of future income which can be offset with net operating losses incurred prior to a change in ownership of a corporation is limited under Section 382. The
Company's net operating loss subject to limitation can be utilized to the extent of approximately $65,000 per year and expires in 2007. The remaining net operating loss carryforward of approximately $13.3 million can be used without limitation and expires as follows: $2.8 million in 2007, $4.3 million in 2008 and $6.2 million in 2009.

The Company has state capital loss and net operating loss carryforwards of approximately $20.1 million which expire in years 1995 through 1999.

7.   Borrowings

Notes Payable

In connection with the majority stockholder's capital infusion on September 1, 1994, floating interest rate senior notes (the "Senior Notes") due September 1, 1996 in the amount of $3,638,000 were issued by the Company. The Senior Notes bear interest at a floating rate equal to 5% above the prime rate (as defined), payable quarterly. On September 2, 1994, an exchange agreement was entered into between the Company and the majority stockholder whereby 26 shares of Preferred Series III Stock of the Company, with a stated value of $10,000 per share, were exchanged for $260,000 of Senior Notes (see Note 17). Further, on
December 31, 1994, $3,370,000 of Senior Notes were exchanged for 337 shares of Preferred Series III Stock of the Company with a stated value of $10,000 per share (see Note 17).

During 1993, the Company sold $220,000 of capital notes to an entity substantially owned by the Company's majority stockholder, the proceeds of which were contributed to the Bank as additional paid-in capital. The notes are due March 31, 1999 and bear interest at 15% payable quarterly. The notes are subordinated to all senior indebtedness.

Accordingly, at December 31, 1994, notes payable consisted of the following:

Capital Notes                                    220,000
Senior Notes issued September 2, 1994              8,000
Senior Notes issued December 31, 1994            140,000
  in exchange for accrued interest
Total notes payable                              368,000

Mandatory Convertible Capital Notes

In connection with the capital restoration plan (see Note 17) $1,090,000 of convertible subordinated debentures of the Bank were exchanged for $1,090,000 of mandatory convertible capital notes (the "Notes") of the Company.

The principal amount of the Notes is due July 1, 1997 and will be converted into 1) shares of Company common stock with a market value equal to the principal amount at such date plus accrued and unpaid interest if any; or 2) at the option of the Company and subject to receipt of any necessary regulatory approvals, shares of perpetual preferred stock or other primary equity securities of the Company with a market value equal to the principal amount at such date plus accrued and unpaid interest, if any.

The Notes bear interest at the floating rate equal to 1% above the daily prime rate (as defined) plus an additional 25% of this rate. Interest is payable on a quarterly basis. The Notes are subordinated to the senior indebtedness of the Company.

8.   Stockholders' Equity (Deficit) and Earnings (Loss) Per Common Share

Common Stock

At December 31, 1994, approximately 22,000 shares were reserved for outstanding stock options, 1,601,000 shares were reserved for conversion of the remaining convertible capital notes (Notes 7 and 18) and 5,780,000 shares were reserved for conversion of preferred stock. On June 28, 1994, the Company stockholders voted to approve a one-for-five reverse stock split, which was effective as of July 25, 1994.

Preferred Stock

The Board of Directors of the Company is authorized to issue up to 100,000 shares of preferred stock without par value in series and to determine the designation of each series, dividend rates, redemption provisions, liquidation preferences and all other rights.

Preferred Series I

The Preferred Series I Stock as of December 31, 1994 consists of 23,000 shares of its nonvoting, no par value Preferred Series I Stock at a stated value of $100 per share. In 1994, 13,000 of these shares were issued to the principal stockholder (see Note 17).

The Preferred Series I shares of the Company are cumulative as to dividends. The average dividend rate for the year ended December 31, 1994 was 7.15% per annum. At December 31, 1994, there were $324,656 in dividends accrued and unpaid. See Note 17 for discussion of the dividends restriction.

This series of preferred stock is redeemable, at the option of the Company, at $100 per share plus all accumulated and unpaid dividends. The preferred shares are convertible, at the option of the holders, into common stock of the Company, at the rate of two shares of common per each share of preferred (as adjusted for reverse stock split).

Preferred Series II

On March 24, 1994, in connection with the capital restoration plan (see
Note 17), the Company issued 50,000 shares of nonvoting Preferred
Series II Stock with a stated value of $74 per shares to the majority stockholders.

The Preferred Series II shares are cumulative as to dividends at a rate equal to 4% above the prime rate (as defined). At December 31, 1994, there were $313,729 in dividends accrued and unpaid.

Preferred Series III

On September 2, 1994, December 30, 1994 and December 31, 1994, the Company issued 26 shares, 20 shares and 337 shares, respectively, of its nonvoting, no par value Preferred Series III Stock with a stated value of $10,000 per share to the majority stockholder.

The Preferred Series III shares are convertible into Company common stock, preferred stock or any other capital instrument of the Company or, at the option of the holders, into a combination of such shares and shares of common stock, preferred stock or other capital instrument of the Bank, with a market value equal to the stated value, and cumulative as to dividends at a rate equal to 5% above the prime rate (as defined). At the option of the holder, the Company shall pay accrued and unpaid dividends in shares of Company common or preferred stock with a market value at the time of payment equal to the dividend being paid. At
December 31, 1994, there were $10,836 in dividends accrued and unpaid.

Warrant

The Warrant, issued March 24, 1994 and amended as of July 25, 1994, entitles the majority stockholder to purchase from the Company, at an exercise price of $0.05 (adjusted to reflect the reverse one for five stock split effective July 25, 1994) per share, in aggregate, such number of shares of Company common stock as may be necessary for the majority stockholder to maintain a level of common stock ownership equal to 51 percent of the issued and outstanding shares of Company common stock on a fully diluted basis (the
"threshold level"). The Company anticipates that the amended terms of the Warrant will facilitate the issuance of additional common stock in the future. The Warrant is exercisable at any time following the one-for-five reverse stock split and continuing until the date ten years after provided, however, that the majority stockholder's ownership level fall below the threshold level due to the issuance of additional shares of common stock. The holder of the Warrant is required to receive any necessary regulatory approval prior to exercising the Warrant.

Earnings (Loss) Per Share of Common Stock

Primary earnings per share amounts are computed by dividing net income
(loss), as adjusted for preferred stock dividends, by the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered common stock equivalents using the treasury stock method. The weighted average number of common and common equivalent shares outstanding (adjusted to reflect the one-for-five reverse stock split) for the year ended December 31, 1994 was 2,012,514.

Fully diluted earnings per share amounts are based on the increase number of shares that would be outstanding assuming conversion of the Company's convertible capital notes and convertible preferred stock when the result is dilutive. Since the Company reported a net loss for the year ended December 31, 1994, diluted earnings per share are not presented for the year.

9.   Stock Options (See Note 12(b))

The Company, in prior years, has adopted two incentive stock option plans. Under the terms of these plans, the option price equals the market value of the shares on the dates granted and the plans provide for an adjustment for stock dividends and stock splits. Options granted are generally exercisable only in accordance with specific vesting provisions as determined by the Board of Directors.

The following summarizes the combined activity of both plans' stock option information (adjusted to reflect the one-for-five reverse stock split) for the years ended December 31, 1994, 1993 and 1992.

                              1994           1993

Options outstanding and exercisable,             2,343         10,606
  January 1
Options expired                                 (1,005)        (8,263)

Options outstanding and exercisable,             1,338          2,343
  December 31

Price range per share of options                 $12.50        $12.50
  outstanding                                    to $80.00     to $80.00


10.  Employee Benefit Plan

In June 1988, the Company adopted a Savings Plan (the "Plan") under
Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet certain eligibility requirements. The Plan requires the Company to match 50% of employee contributions up to the first 10% (amended to 6% effective July 1, 1994) of each employee's compensation contributed to the Plan. In 1992, and prior thereto, participants were immediately vested in the Company's contributions. The Plan was amended in February 1993 whereby new participants vest over a two year period, and again in November 1993 whereby participants vest over a five year period. Prior to one year's employment, contributions are not matched by the employer but, employees may contribute to the Plan after ninety days. uring 1994, 1993 and 1992, the Company contributed approximately $22,500, $58,100 and $52,800, respectively, to the Plan.

11.  Related Party Transactions

Changes in loans outstanding to related parties during 1994 and 1993 were as follows:

($ in thousands)                      1994                1993

Balance, beginning of year             $85                $198
Additional loans                        10                  20
Loans repaid                           (10)                (67)
Other                                  (29)                (66)
Balance, end of year                   $56                 $85

The amount noted above as "other" primarily represents loans to officers who resigned during the years presented, and members of their immediate families or associates and, therefore, are no longer considered related parties.

12.Employment Agreements

(a) The Company has a deferred compensation agreement with a former President and Chief Executive Officer, to provide for the payment of $520,000 over a ten-year period to him or his estate commencing in 1994. The Company has purchased a life insurance policy to fund the deferred compensation obligation. At December 31, 1994, the cash surrender value of the life insurance policy was $311,000 with an accrued deferred compensation liability of $299,000. For the years ended December 31, 1994, 1993 and 1992, deferred compensation expense, including interest was approximately $24,000, $86,000 and $78,000, respectively.

(b) On December 13, 1994, the Company entered into a stock option agreement with its President and Chief Executive Officer. Under the agreement, the Company granted an option to purchase in the aggregate such number of shares of $.01 par value common stock as shall represent 5 percent of the total common stock issued and outstanding at the time of exercise at a price of $1.25 per share. The number of shares of common stock that may be received upon exercise of the option is subject to further adjustment. The option vests and is exercisable by the individual at the rate of 1 percent of the issued and outstanding shares of common stock for each year of employment. The individual's option will be fully vested on the fifth anniversary of the individual's employment.

13.  Leases

The Bank leases certain land, building, office space and equipment for use in its operations. The leases generally provide that the Bank pay taxes, insurance and maintenance expenses related to the leased property. Some of the leases contain renewal options, and rent payments change in accordance with changes in the Consumer Price Index. Rental expense relating to cancelable and noncancelable operating leases amounted to $241,000, $340,000 and $320,000 in 1994,
1993 and 1992, respectively.

As of December 31, 1994, future minimum rental payments required under non-cancelable operating leases are as follows:

Year ending December 31,
                 ($ in thousands)
1995                                   $185
1996                                    157
1997                                    141
1998                                    133
1999                                    119
Thereafter                              221
Total                                  $956

14.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Bank disclose estimated fair values for its financial instruments.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash, Due from Banks and Federal Funds Sold

These items are generally short term in nature and, accordingly, the carrying amounts reported in the balance sheet are reasonable approximations of their fair value.

Investments and Mortgage-Backed Securities

The carrying amount for short-term investments approximate fair value because they mature in three months or less and do not present unanticipated credit concerns. The fair value of longer term investments and mortgage-backed securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, commercial real estate, residential mortgage, and consumer. Each loan is further segmented into fixed and adjustable rate interest terms, and by performing, and nonperforming categories.

The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using the estimated market discountrates which reflect the credit and interest risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

Fair value for nonperforming loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

Fair values are estimated by discounting contractual cash flows using discount rates for like borrowings with the same remaining maturity.

The estimated fair values of the Bank's financial instruments are as follows:

December 31, 1994
($ in thousands)
                        Carrying          Estimated
                        amount            fair value
Financial assets:
 Loans, net                             $59,070           $55,000
 Investment securities                   14,189            14,150
 Cash and short-term investments          8,830             8,830
Financial liabilities:
 Deposits:
  Demand                                  9,248             9,248
  Savings                                10,966            10,966
  Money market deposit accounts           9,103             9,103
  Time deposits                          58,158            57,710

December 31, 1993
($ in thousands)
                        Carrying          Estimated
                        amount            fair value
Financial assets:
 Loans, net                             $84,215           $77,455
 Investment securities                   13,200            13,200
 Cash and short-term investments         14,955            14,955
Financial liabilities:
 Deposits:
  Demand                                 14,350            14,350
  Savings                                22,172            22,172
  Money market deposit accounts           9,935             9,935
  Time deposits                          74,623            74,919
  Convertible debt                        1,310             1,100

Commitments to Extend Credit, and Standby Letters of Credit

The estimated fair value of off-balance sheet financial instruments is not material and there are no estimated losses.

Limitations of the Estimation Process

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. In addition, these estimates do not reflect any premium or discount that could result in an equity offering by the Bank, since SFAS 107 specifies that fair values of financial instruments be calculated independently based on the value of one unit without regard to such factors as concentrations of ownership, possible tax ramifications or transaction costs. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgements regarding further expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with exact precision. Also, changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include premises and equipment, real estate held for investment, foreclosed real estate, and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

15. Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

(a)     Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit were $192,000 at December 31, 1994.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Since many of the commitments are expected to expire without being drawn on, the total commitment amounts do not necessarily represent future cash requirements or credit risk.

Letters of credit totaled $224,000 at December 31, 1994. Letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are generally payable only if the customer fails to perform some specified contractual obligation. Letters of credit are generally unconditional and irrevocable, and are generally not expected to be drawn upon.

For the above types of financial instruments, the Bank evaluates each customer's creditworthiness on a case-by-case basis, and collateral is obtained, if deemed necessary, based on the Bank's credit evaluation. In general, the Bank uses the same credit policies for these financial instruments as it does in making funded loans.

(b)     Legal Proceedings

In June 1992, two stockholders brought a civil action against the Company and certain of its officers in the U.S. District Court for the District of Connecticut. The amended complaint alleges violations of the anti-fraud provisions of the Federal securities laws for purported misrepresentations or omissions in certain public filings as well as various claims under state law. The Company and the individual defendants have filed motions to dismiss the amended complaint. The U.S. District Civil Court for the District of
Connecticut denied the Company's and individuals' motions. The defendants believe that the allegations of wrongdoing set forth in the plaintiffs' amended complaint are without merit and intend to contest all claims vigorously.

The Company and the Bank are also involved in various legal proceedings which have arisen in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, resulting from the settlement of the amended complaint and other pending and threatened lawsuits will have a material effect of the financial condition or results of operations of the Company.

(c)     Required Reserve Balances

The Bank is required to maintain certain average cash reserve balances as specified by the Federal Reserve Bank. The amount of the reserve balance at December 31, 1994 was approximately $246,000.

(d)     Purchase and Sale Agreement

The Bank entered into an agreement in August 1994 to acquire certain interest on equipment for $3,700,000 within one year from the date of the agreement. The Bank has the right to terminate the agreement at any time within the one-year period. Investment securities in the amount of $4,500,000 at December 31, 1994 have been pledged in connection with this agreement.

16.  CBC Bancorp, Inc. (Parent Company Only) Financial Information

The condensed financial statements of the Company are as follows:

Balance Sheet Information

December 31,                                         1994          1993
($ in thousands)

Assets:
 Cash on deposit with Connecticut Bank                  $1            $3
   of Commerce
 Investment in Connecticut Bank of Commerce          3,581             -
 Other assets                                          138             7
Total assets                                        $3,720           $10

Liabilities and stockholders' equity (deficit):
 Accrued interest                                     $156           $11
 Dividend payable                                      649           180
 Debt                                                1,458           220
 Accumulated stockholders'                           1,457          (401)
   equity (deficit)

Total liabilities and
  stockholders' equity (deficit)                    $3,720           $10

At December 31, 1993, investment in Connecticut Bank of Commerce has not been reduced below zero.

Statement of Operations Information

Year ended December 31,           1994            1993            1992
($ in thousands)

Interest - net                    $(284)           $(15)             $-
Operating expenses                 (862)            (21)            (13)
Other income                          -             338               -
Income (loss) before taxes       (1,146)            302             (13)
  and equity in undistributed
  earnings (loss) of
  subsidiaries
Equity in loss of subsidiaries   (2,743)         (6,724)         (4,831)
Net loss                        $(3,889)        $(6,422)        $(4,844)

Cash Flow Information

Year ended December 31,           1994            1993            1992
($ in thousands)

Operating activities:
 Net loss                       $(3,889)        $(6,422)        $(4,844)
 Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:
  Loss in investments               852               -               -
  Amortization of organization
    costs                             -               -              13
  Equity in loss of               2,743           6,724           4,831
    subsidiaries
  (Increase) decrease in other     (138)           (324)             12
    assets
  Increase in accrued expenses      292              11               -
 Net cash provided by (used in)    (140)            (11)             12
   operating activities

Investing activities:
 Capital contribution to Bank    (7,849)           (220)         (4,844)
 Proceeds from sale of            4,149               -               -
   investments
Net cash used in investing       (3,700)           (220)         (4,844)
  activities

Financing activities:
 Proceeds from issuance of            -             220               -
   subordinated debentures
 Proceeds from issuance of            -               -           4,844
   common stock - net
 Proceeds from issuance of          200               -               -
   preferred stock
 Proceeds from issuance of        3,638               -               -
   debt
Net cash provided by financing    3,838             220           4,844
  activities

Increase (decrease) in cash          (2)            (11)             12
Cash, beginning of year               3              14               2

Cash, end of year                    $1              $3             $14

Supplemental disclosures of
  cash flow information:
 Issuance of preferred stock     $5,000              $-              $-
   in exchange for marketable
   securities
 Dividends declared and unpaid     $469             $70             $70
 Issuance of preferred stock     $3,630              $-              $-
   in exchange for debt
 Issuance of Senior Notes for      $140              $-              $-
   accrued interest payable

Supplemental Disclosures of Cash Flow Information

The Company's principal asset is its investment in its wholly-owned subsidiary, Connecticut Bank of Commerce. As described in Note 18, under certain regulatory orders, the Bank is precluded from paying further dividends to the Company without obtaining prior regulatory approval.

Under Federal Reserve regulations, the Bank is limited as to the amount it may loan to the Company or members of its affiliated group, unless such loans are collateralized by specific obligations.

17.  Regulatory Actions

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. The 1991 Order also requires the Bank to maintain a Tier 1 leverage ratio of 6 percent. In connection with the September 1993 FDIC regulatory examination of the Bank, the FDIC issued an additional order to cease and desist in December 1993 (the "1993 Order"). Among other things, the 1993 Order required affirmative action be taken by the Bank to correct certain Bank policies, practices and alleged violations of law. The Bank and its Board of Directors believe that the Bank has complied fully with each of the terms of the 1991 and 1993 Orders, except for the 6 percent leverage ratio. Under the Bank's Revised Capital Restoration Plan, which was approved by the FDIC and the Banking Commissioner in December 1994, the Bank has until December 31, 1996 to achieve the 6 percent Tier 1 leverage capital ratio mandated by the 1991 Order.

Further, as of December 31, 1993, the Bank increased its provision for loan losses and reduced the carrying values of certain loans and foreclosed real estate, thereby seriously depleting its regulatory capital. In December 1993, the FDIC issued a Prompt Corrective Action ("PCA") directive to the Bank informing the Bank that it was "critically undercapitalized", requiring the prompt recapitalization of the Bank and prohibiting, among other things, the payment of capital distributions or management fees to the Company or to any company controlled by a controlling shareholder of the Bank. In addition, the PCA directive required the Bank to submit an acceptable capital restoration plan setting forth the Bank's specific plans and timing for recapitalization.

On March 24, 1994, FDIC approved the Capital Restoration Plan ("Initial Capital Plan") of the Bank. The Initial Capital Plan provided for the recapitalization of the Bank in two parts. The first part consisted of (1) modification of the terms of the existing mandatory convertible subordinated debentures of the Bank ("Bank Debentures") to convert the Bank Debentures into, or exchange the Bank
Debentures for (the "Exchange"), mandatory convertible subordinated capital notes of Bancorp ("Company Capital Notes") with substantially similar terms as the Bank Debentures; (2) the injection of $5 million of additional equity capital into the Bank by the majority stockholder of Bancorp through the exchange of marketable securities for 13,000 shares of Company
Series I preferred stock and 50,000 shares of Series II preferred stock (collectively, the "Company Securities") and the majority stockholder's separate purchase for cash of a warrant to purchase shares of Company common stock (the
"Warrant"); and (3) the sale of the Bank's leasehold interest
("Leasehold Interest") in a parcel of land adjacent to the Bank's main office for cash.

The Exchange was deemed to occur on March 24, 1994, resulting in the immediate increase in the Bank's Tier 1 capital by $1,090,000 (the principal amount of the Bank Debentures at the time of the Exchange).
The majority stockholder's $5 million equity contribution and the issuance of the Company securities also occurred on March 24, 1994. The
$5 million equity contribution made to the Company by the majority stockholder was recognized as additional equity capital by the Bank subsequent to the March 24, 1994 transaction as the marketable securities were sold by the Company. The Company was required to sell the securities in order for the Bank to recognize the value or the equity contribution made by the majority stockholder. Under Federal law, the Bank is precluded from investing in these marketable securities. Accordingly, the Company was required to sell the marketable securities for cash and contribute the net proceeds from such sale to the Bank as additional paid-in capital. All of the marketable securities were sold within the second quarter of 1994. Subsequent to the equity contribution, the market value of the securities declined and resulted in a loss on the sale of the amount of $852,000. The Bank and the purchaser of the leasehold interest executed a definitive
Agreement to Convey and Assign on March 25, 1994 and the closing occurred as of March 31, 1994.

On September 2, 1994, the majority stockholder lent $3,638,000 to the Company, of which $3,500,000 was contributed to the Bank as additional paid-in capital. The Company's obligation was evidenced by the senior notes. This transaction completed the second part of the recapitalization in accordance with the approved Initial Capital Plan.

Subsequent to completion of the Bank's recapitalization as provided in the Initial Capital Plan, during the third quarter of 1994, the FDIC completed its periodic examination of the Bank. Based on the findings of the 1994 FDIC examination, results of operations, the sale of the U.S. Military installment loan portfolio and closure of the Greenwich branch, the Bank became "under capitalized" as defined in the FDIC Improvement Act and was not in compliance with the 6% Tier 1 Leverage Ratio contained in the 1991 Order.
In accordance with provisions of the FDIC Improvement Act, the Bank was required to submit an acceptable Revised Capital Plan to the FDIC. The Bank's Revised Capital Plan was submitted to the FDIC and the Banking Commissioner on December 13, 1994.
Both the FDIC and the Banking Commissioner approved the Bank's
Revised Capital Plan in late December 1994.

Under the terms of the Bank's Revised Capital Plan, the Bank's Tier 1 capital is projected to be augmented in the amount of $200,000 by December 31, 1994 and in the amount of $1 million by June 30, 1995. The additional $1.2 million of equity capital is to be raised in two separate equity offerings undertaken by the Bank's parent holding company. Upon completion of these two equity offerings, the Bank's Total Capital to risk-weighted assets ratio is projected to exceed 8%, thereby resulting in the Bank being deemed
"adequately capitalized" as defined in the FDIC Improvement
Act. In addition, the Bank's Tier 1 Leverage Ratio is projected to be above 5%. Thereafter, the Revised Capital Plan provides for the Bank's attainment of the 6% Tier 1 Leverage Ratio contained in the 1991 order by December 31, 1996 through retained earnings.

On December 31, 1994, the Bank successfully completed the first of two required equity offerings contained in the Revised Capital Plan when the Company sold 20 shares of Company Series III preferred stock of $200,000 and contributed the proceeds of this equity offering to the Bank as additional paid-in capital.

Further, pursuant to an exchange agreement by and between the Company and the majority stockholder, dated and effective as of December 31, 1994, the majority stockholder exchanged the $3,378,000 remaining outstanding principal amount of the Senior Notes for 337 shares of the Company's Series III nonvoting, cumulative, convertible preferred stock. The accrued and unpaid interest on the Senior
Notes from the date of issuance until December 31, 1994 (the effective date of the exchange) and $8,000 of principal was evidenced by a new Senior Note in the same amount. Because of certain changes to the terms of the Series III preferred stock, the existing 46 shares of Series III preferred stock were converted into and exchanged for the new Series III preferred stock effective as of December 31, 1994.

In an effort to restore and maintain the financial soundness of the Company, a written agreement (the "Agreement") was entered into with the Federal Reserve Bank of Boston ("FRB") effective November 2, 1994. The Agreement requires the Company to seek written approval of the FRB prior to declaring or paying dividends, increasing borrowings or incurring debt, engaging in material transactions with the Bank, or making cash disbursements in excess of agreed upon amounts.

At December 31, 1994, the minimum regulatory capital requirements of the Bank were as follows:

($ in thousands)                        Minimum         Actual capital
                        capital         December 31,
                        required       1994        1993

Total risk-based capital percentage      8.00%         7.26%      (2.53)%
Total risk-based capital                $5,059        $4,590     $(2,397)

Tier 1 risk-based capital percentage     4.00%         5.97%      (2.53)%
Tier 1 risk-based capital               $2,530        $3,777     $(2,397)

Leverage (per order) percentage          6.00%         3.95%      (1.82)%
Leverage (per order)                    $5,725        $3,799     $(2,397)

Notwithstanding the foregoing, the ability of the Company and the Bank to maintain regulatory levels is dependent upon, among other factors, the Bank's ongoing profitability, the future levels of nonperforming assets and the condition of the economy in which it operates.

The ability of the Bank to continue as a going concern is dependent on many factors including regulatory action and ultimate achievement of its capital plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENT AUDITORS' REPORT

The Board of Director's and Shareholders of Amity Bancorp Inc.

We have audited the accompanying consolidated statement of operations, changes in shareholders' equity and cash flows of CBC Bancorp, Inc. and Subsidiaries ("the Company"), formerly Amity Bancorp Inc. and Subsidiaries for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CBC Bancorp, Inc. and Subsidiaries, formerly Amity Bancorp Inc. and Subsidiaries for the year ended December 31, 1992, in coformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the 1992 financial statements, the Company and its wholly-owned subsidiary (the "Bank") have incurred significant losses from operations and, as of December 31, 1992, did not meet the minimum regulatory leverage, and tier 1 and total risk-based capital requirements established by the Federal Reserve Board and the Federal Deposit Insurance Corporation and are therefore subject to the mandatory provisions of the FDIC Improvement Act and Prompt Corrective Action regulations including, among other items, submission of a capital restoration plan. In addition, the Bank is subject to a Cease and Desist Order (the "Order") with banking regulators which requires, among other things, that it achieve and maintain certain minimum capital ratios. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Coopers & Lybrand

Hartford, Connecticut
April 19, 1993

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The information required by Regulation S-K Item 304 is as follows:

(a)     Previous independent Accountants-

(i) By letter dated December 15, 1993, Coopers & Lybrand, the independent auditors for the Company and its subsidiaries for the fiscal year ended December 31, 1992, notified the Company in writing that the client-auditor relationship had ceased. The Company is not aware of any disagreements, disputes or other matters pertaining to the Company or its financial statements which would have prompted or caused the cessation of Coopers & Lybrand's relationship as the Company's independent accountant (See responses to Item 9(a)(iv) and (v) below). Information pertaining to the resignation of Coopers & Lybrand and other matters required by Item 304(a) of Registration S-K has previously been filed on Form 8-K and Form 8, dated December 21, 1993 and January 11, 1994, respectively.

(ii) The report of Coopers & Lybrand on the financial statements of the Company and its subsidiaries for the fiscal year ended December
    31, 1992 contained an explanatory paragraph pertaining to the uncertainty involving the ability of the Company and its principal subsidiary, the Bank, to comply with regulatory capital requirements imposed by federal banking law and by the terms of the 1991 Order issued by the FDIC and effective as of July 19, 1991. See Form 8-K and Form 8, dated December 21, 1993 and
    January 11, 1994, respectively.

(iii) The Company's Audit Committee and Board of Directors accepted the resignation of Coopers & Lybrand as the Company's independent auditors.

(iv) In connection with Coopers & Lybrand's audit of the Company for the 1992 fiscal year up through December 15, 1993, there were no disagreements with Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused them to make reference thereto in their report on the financial statements for such year. See Form 8-K and Form 8, dated December 21, 1993 and January 11, 1994, respectively.

(v) During the two most recent fiscal years and through January 25, 1995, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v).

(vi) The Company requested that Coopers & Lybrand furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter was filed by the Company on Form 8 on January 11, 1994. See
    Exhibit 16(c) and 16(d) to the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1993.

(b)     New independent accountants

The Company engaged BDO Seidman as its new independent accountants for the fiscal year ended December 31, 1993. During the 1992 and 1993 fiscal years and through January 12, 1994, the Company did not consult with BDO Seidman on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or a reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2), with respect to items (1) and (2)).

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

Financial Statement Schedules:

Financial statement schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

Listing of Exhibits:

See Exhibit Index on page E-1.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1994 or thereafter through the date of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Woodbridge, Connecticut, on the 16th day of February, 1995.

CBC BANCORP, INC.

(Registrant)

By:/s/ CHARLES PIGNATELLI
Charles Pignatelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of February, 1995.

Signature               Title

/s/  RANDOLPH W. LENZ
Randolph W. Lenz        Chairman of the Board

/s/  JACK WM. DUNLAP
Jack Wm. Dunlap Director

/s/  MARCIAL CUEVAS
Marcial Cuevas  Director

/s/  CHARLES PIGNATELLI
Charles Pignatelli      Director
         President and Chief Executive Officer
         (Principal executive officer)

/s/  DAVID MUNZER
David Munzer    Senior Vice President and Chief Financial Officer
         of Connecticut Bank of Commerce
         (Principal financial officer)

/s/  BARBARA VAN BERGEN
Barbara H. Van Bergen   Vice President of Finance of CBC Bancorp, Inc.
    (Principal accounting officer)

EXHIBIT INDEX

    Exhibit Number          Description

    2       Stock Purchase Agreement, dated as of March 16, 1992,
         by and between Amity Bancorp Inc. and Randolph W. Lenz
         (Filed as Exhibit A to the Company's 8-K filed March 26,
         1992 and incorporated herein by reference).

    3(a)(1) Articles of Incorporation of the Company (Filed as
         Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

    3(a)(2) Amendment to Article Third of the Certificate of
         Incorporation of the Company (Filed as Exhibit 3(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    3(a)(3) Amendment to Article First of the Certificate of
         Incorporation of the Company (Filed as Exhibit 3(a)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    3(a)(4) Amendment to Article Third of the Certificate of
         Incorporation of the Company (Filed as Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    3(a)(5) Amendment to Article Third of the Certificate of
         Incorporation of the Company (Filed as Exhibit 3(a)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    3(a)(6) Amendment to Article Third of the Certificate of
         Incorporation of the Company. *

    3(a)(7) Amendment to Article Third of the Certificate of
         Incorporation of the Company. *

    3(b)    Bylaws of the Company (Filed as Exhibit 3(b) to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

    4(a)    Debentures Agreement (Filed as Exhibit 4(a) to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

    4(b)    Preferred Stock Agreement (Filed as Exhibit 4(b) to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

    4(c)    Capital Note, dated March 31, 1993, due March 31, 1999
         (Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

    4(d)    Form of Mandatory Convertible Subordinated Capital Note,
         due July 1, 1997 (Filed as Exhibit 4(d) to the Company's
         Registration Statement on Form S-2, Registration No.
         33-55201, filed August 19, 1994 and incorporated herein by reference).

    4(e)    Form of Series I Preferred Stock Certificate (Filed as
         Exhibit 4(e) to the Company's Registration Statement on
         Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

    4(f)    Form of Series II Preferred Stock Certificate (Filed as
         Exhibit 4(g) to the Company's Registration Statement on
         Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

    4(g)    Form of Series III Preferred Stock Certificate. *

    9       Voting Trust Agreement (Filed as Exhibit 9 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

    10(a)   Incentive Stock Option Plan (Filed as Exhibit 10 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.)

    10(b)   Employment Agreement, by and between the Bank and an
         executive officer of the Bank and the Company, effective January 1, 1989 (Filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

    10(c)   Deferred Compensation Agreement, by and between the Bank
         and an executive officer of the Bank and the Company, dated as of February 8, 1990 (Filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10(d)   Amended Employment Agreement, by and between the Bank and
         an executive officer of the Bank and the Company, dated as of October 30, 1992 (Filed as Exhibit 10(d) to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10(e)   Consulting Agreement, by and between the Bank and a
         company affiliated with a director of the Company, dated as of December 1, 1992 (Filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10(f)   Employment Agreement, by and between the Bank and an
         executive officer of the Bank and Company, dated as of July 21, 1994 (Filed as Exhibit 10(f) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, dated August 19, 1994 and incorporated herein by reference).

    10(g)   Stock Option Agreement, by and between the Company and an
         executive officer of the Company and the Bank, dated as of December 13, 1994. *

    10(h)   Stock Option Agreement, by and between the Company and EQ
         corporation, dated as of June 23, 1994 (Filed as Exhibit
         4(h) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

    10(i)   1994 Incentive Stock Option Plan of the Company. *

    10(j)   Amended and Restated Warrant, dated as of July 25, 1994
         (Filed as Exhibit 4(g) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

    10(k)   Company Short-Term Senior Notes due September 1996 (Filed
         as Exhibit 4(i) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

    10(l)   Exchange Agreement, by and between the Company and the
         Company's principal shareholder, dated and effective as of December 31, 1994. *

    10(m)   Agreement by and between the Company and EQ Corporation,
         dated January 18, 1995, canceling the Option. *

    16(a)   Letter dated October 23, 1992 from Deloitte & Touche
         regarding resignation of certifying accountants (Filed as Exhibit 16(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    16(b)   Letter dated November 6, 1992 from Deloitte & Touche
         regarding comments on Form 8-K of the Company dated October 22, 1992 (Filed as Exhibit 16(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    16(c)   Letter dated December 15, 1993 from Coopers & Lybrand
         regarding resignation of certifying accountants. (Filed as Exhibit 16(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    16(d)   Letter dated January 11, 1994 from Coopers & Lybrand
         regarding comments on Form 8-K of the Company dated December 15, 1993. (Filed as Exhibit 16(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    22(a)   Subsidiaries of the Registrant (Filed as Exhibit 22 to
         the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    22(b)   Subsidiaries of the Registrant (Filed as Exhibit 22(b)
         to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    27      Financial Data Schedule

    *  Filed herewith.