Form 10-Q
period 1995-03-31
CBC BANCORP INC
filed 1995-05-12
CIK 799026

CBC BANCORP, INC.

PART I. FINANCIAL INFORMATION

															PAGE

Item 1. Financial Statements


Unaudited Consolidated Balance Sheets                           1
March 31, 1995 and December 31, 1994

Unaudited Consolidated Statements of Operations                 2
Three Months Ended March 31, 1995 and March 31, 1994

Unaudited Consolidated Statements of Changes in Shareholders'   3
Equity -- Three Months Ended March 31, 1995 and March 31, 1994

Unaudited Consolidated Statements of Cash Flows                 4
Three Months Ended March 31, 1995 and March 31, 1994

Notes to Consolidated Financial Statements                      5

Item 2. Management's Discussion and Analysis of                 6
	Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                      14

CBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS <F1>
(Dollars in 000's) (UNAUDITED)
ASSETS                                  March 31,       December 31,
					1995            1994
LOANS <F2>:                             56,871          59,070

INVESTMENT SECURITIES:
Held to Maturity                             0           6,909
Held for Sale                            6,833           7,280
FEDERAL FUNDS SOLD                       3,190           5,700
TOTAL EARNING ASSETS                    66,894          78,959
CASH AND DUE FROM BANKS                  3,277           3,130
ACCRUED INTEREST RECEIVABLE                750             858
PROPERTY AND EQUIPMENT - NET               867             973
OTHER ASSETS HELD FOR LEASE              8,934           3,894
PREPAID AND OTHER ASSETS                   764             595
OTHER REAL ESTATE OWNED                  4,250           4,313
TOTAL ASSETS                            85,736          92,722

LIABILITIES AND SHAREHOLDERS' EQUITY:
DEPOSITS:
Demand                                   8,267           9,248
Savings and NOW                         12,880          14,979
Money market                             4,161           5,090
Time deposits under $100                50,164          52,584
Time deposits of $100 or more            5,762           5,573
TOTAL DEPOSITS                          81,234          87,474
ACCRUED INTEREST PAYABLE                   466             941
DIVIDENDS PAYABLE                          813             649
OTHER LIABILITIES                          519             743
SENIOR NOTES                               148             148
CAPITAL NOTES                              220             220
MANDATORY CONVERTIBLE CAPITAL NOTES      1,090           1,090
TOTAL LIABILITIES                       84,490          91,265

COMMITMENTS AND CONTINGENT
  LIABILITIES:
SHAREHOLDERS' EQUITY:
Preferred Stock                          9,960           9,830
Common Stock                                20              20
Additional paid-in capital              10,739          11,032
Unrealized gain (loss) on marketable      (128)           (218)
  equity securities
Accumulated deficit                    (19,345)        (19,207)
TOTAL SHAREHOLDERS' EQUITY               1,246           1,457
TOTAL LIABILITIES AND SHAREHOLDERS'     85,736          92,722
  EQUITY

<F1> The accompanying notes are an integral part of these consolidated financial statements.
<F2> Net of allowance for loan losses:  1995, $2,347; 1994, $2,637

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS <F1>
(Dollars in 000's except per share data) (UNAUDITED)
Three Months Ended March 31,                    1995            1994
INTEREST INCOME:
Interest and fees on loans                      1,284           1,951
Interest and dividends on investments:
U.S. Treasury securities                          172              98
U.S. Government agency securities                   0              33
Other securities                                   26              18
Interest on federal funds sold                     57              50
TOTAL INTEREST INCOME                           1,539           2,150

INTEREST EXPENSE:
Interest on deposits:
Savings and time deposits under $100              659             862
Time deposits of $100 or more                      59              44
Total Interest on Deposits                        718             906
Interest on borrowed money:
Long-term borrowings                               42              18
Treasury demand note accounts                       0               3
Other                                               8               5
Total Interest on borrowed money                   50              26
TOTAL INTEREST EXPENSE                            768             932

NET INTEREST INCOME                               771           1,218

Provision for loan losses                          75              74
NET INTEREST INCOME (LOSS) AFTER PROVISION        696           1,144
  FOR LOAN LOSSES
OTHER OPERATING INCOME:
Service fees on deposits                          135             155
Processing and transfer fees                       10              16
Net gain (loss) on sale of securities              (1)             38
Gain on sale of lease                               0             227
Lease asset income                                117               0
Gain on sale of loans                              17              49
Other                                              47              78
TOTAL OTHER OPERATING INCOME                      325             563

OTHER OPERATING EXPENSES:
Salaries and employee benefits                    571              599
Occupancy                                          88              120
Supplies and communications                        41               48
Professional services                             161              353
Furniture and equipment maintenance                20               19
Depreciation and amortization                      53               57
FDIC insurance                                     68               91
Other insurance                                    22               23
Other real estate owned                            75              229
Other                                              60                6
TOTAL OTHER OPERATING EXPENSES                  1,159            1,545

INCOME (LOSS) BEFORE INCOME TAX AND             (138)              162
  EXTRAORDINARY ITEM
Income tax                                         0                 0
INCOME BEFORE EXTRAORDINARY ITEM                (138)              162
Extraordinary item - Tax benefit from net          0                 0
  operating loss carryforward
NET INCOME (LOSS)                               (138)              162
Income (loss) per common share before           (.21)              .07
  extraordinary item
Extraordinary item                                 0                 0
Net income per common share (Primary)           (.21)              .07
WEIGHTED AVERAGE COMMON SHARES (PRIMARY)
Weighted Average Common Shares (Primary)        2,012,514       2,012,514

<F1> The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY <F1>
($ and shares in 000's) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
										      Unrealized
										      Loss on      Retained
					Common Stock                     Additional   Marketable   Earnings
					Number of            Preferred   Paid-in      Equity       (Accum.
					Shares      Amount   Stock       Capital      Securities   Deficit)   Total
BALANCE, DECEMBER 31, 1994              2,013       20       9,830       11,032       (218)        (19,207)   1,457
Preferred dividends accrued Series 1                                     (49)                                 (49)
Preferred dividends accrued Series 2                                     (116)                                (116)
Preferred dividends accrued Series 3                                     (128)                                (128)
Change in unrealized loss on                                                          90                      90
  marketable equity securities
Issuance of Preferred Stock                                  130                                              130
Net income (loss)                                                                                  (138)      (138)

BALANCE, MARCH 31, 1995                 2,013      20        9,960       10,739       (128)        (19,345)   1,246

BALANCE, DECEMBER 31, 1993              10,061     100       1,000       11,421       170          (15,318)   (2,627)
Preferred dividends accrued                                              (18)                                 (18)
Change in unrealized loss on marketable                                               (214)                   (214)
  equity securities
Issuance of Preferred Stock                                  5,000                                            5,000
Net income                                                                                         162        162

BALANCE, MARCH 31, 1994                 10,061     100       6,000       11,403       (44)         (15,156)   2,303

<F1> The accompanying notes are an integral part of these consolidated financial statements.


CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ IN 000's) (UNAUDITED)
Three Months Ended March 31,                     1995          1994
OPERATING ACTIVITIES:
Net Income (Loss)                                (138)         162
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Provision for losses on loans                    75            74
Provision for depreciation and amortization      53            57
Increase (decrease) in deferred loan fees        (9)           (112)
and costs - net
Amortization of loan purchase premiums           0             156
Amortization (accretion) of net investment       15            55
  security premiums (discounts)
Loss (gain) on sale of securities                (1)           (38)
Loss on disposition of leasehold                 0             12
Loss (gain) on sale and provision for            9             144
  write-downs of other real estate owned
Decrease in accrued interest receivables         108           47
Decrease (increase) in prepaid and other         (131)         (342)
  assets
Decrease (increase) in deferred charges          0             0
Decrease (increase) in accrued interest          (475)         (285)
  payable
Increase (decrease) in deferred revenue          16            (68)
Increase (decrease) in other liabilities         (142)         (216)
Net cash used by operating activities            (530)         (354)

INVESTING ACTIVITIES:
Net decrease in federal funds sold               2,510         8,225
Proceeds from sales and maturities of            8,418         3,995
  investment securities
Purchases of investment securities               (988)         0
Principal payments on mortgage-backed            0             491
  securities
Decrease (increase) in loans                     1,890         3,745
Proceeds from sales of OREO                      207           693
Purchases of property and equipment              (80)          (18)
Purchase of other assets held for lease          (5,759)       0
Proceeds from sales of other assets held         719           0
  for lease
Net cash provided by investing activities        6,917         17,131
FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings       (4,008)       (11,649)
  and money market deposit accounts
Net decrease in time deposits                    (2,232)       (5,607)
Net decrease in treasury demand note account     0             (442)
Net cash used in financing activities            (6,240)       (17,698)
INCREASE (DECREASE) IN CASH AND CASH             147           (921)
  EQUIVALENTS
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR     3,130         4,305
CASH AND DUE FROM BANKS AT END OF QUARTER        3,277         3,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the quarter for:
Interest on deposits and borrowed money          1,193         1,208
Income taxes                                     0             0
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned    243           0
Issuance of preferred stock in exchange for      0             5,000
  marketable securities
Preferred stock dividend declared and unpaid     164           18
Unrealized gain (loss) on valuation of           90            (44)
  instruments available for sale
Issuance of preferred stock dividend             130           0

CBC BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of CBC Bancorp, Inc. (the "Company") and its subsidiary, Connecticut Bank of Commerce (the "Bank"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the revenues and expenses for the period. Actual results could differ significantly from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B: REGULATORY MATTERS

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. The 1991 Order also requires the Bank to maintain a Tier 1 leverage ratio of 6 percent. In connection with the September 1993 FDIC regulatory examination of the Bank, the FDIC issued an additional order to cease and desist in December 1993 (the "1993 Order"). Among other things, the 1993 Order required the Bank to correct certain policies, practices and alleged violations of law. The Bank and its Board of Directors believe that the Bank has complied fully with each of the terms of the 1991 and 1993 Orders, except for the 6 percent Tier 1 leverage ratio.

In connection with the 1994 FDIC regulatory examination of the Bank, the Bank was required to submit a Revised Capital Restoration Plan (the "Plan"). Under the terms of the Plan, the Bank's Tier 1 capital is projected to be augmented in the amount of $1 million by June 30, 1995. The additional $1 million of equity capital is to be raised in an equity offering undertaken by the Company. Upon completion of this equity offering, the Bank's Total Capital to risk-weighted assets ratio is projected to exceed 8%, thereby resulting in the Bank being deemed "adequately capitalized" as defined in the FDIC Improvement Act. In addition, the Bank's Tier 1 Leverage Ratio is projected to be above 5%. Thereafter, the Plan provides for the Bank's attainment of the 6% Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1996 through retained earnings. Notwithstanding the foregoing, the ability of the Company and the Bank to complete the required equity offering or to otherwise maintain and increase regulatory capital as projected in the Revised Capital Plan is dependent upon, among other factors, the market conditions for the Company's equity securities, the Bank's ongoing profitability, the future levels of nonperforming assets and the local and the regional economy in which the Bank and its customers operate. The Plan was approved by the FDIC and the Banking Commissioner in December 1994.

In an effort to restore and maintain the financial soundness of the Company, a written agreement (the "Agreement") was entered into with the Federal Reserve Bank of Boston (the "FRB") effective November 2, 1994. The Agreement requires the Company to seek written approval of the FRB prior to declaring or paying dividends, increasing borrowings or incurring debt, engaging in material transactions with the Bank or other affiliated parties, or making cash disbursements in excess of agreed upon amounts.

NOTE C: PREFERRED STOCK DIVIDEND.

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors voted to pay a stock dividend in the amount of 13 shares of Preferred Series III Stock with a stated value of $130,000 to the majority shareholder as satisfaction of the same amount of dividends payable to him as of March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

CBC BANCORP, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF INCOME
($ In thousands, except per share data)
Three Months Ended March 31,                     1995            1994
Net interest income                              771             1,218
Provision for loan losses                        75              74
Net interest income after provision for loan     696             1,144
  losses
Investment securities gains (losses)             (1)             38
Other non-interest income                        326             525
Other real estate owned expense                  75              229
Other non-interest expense                       1,084           1,316
NET INCOME (LOSS)                                (138)           162

Common Per share data <F1>
Book value
Net income                                       (.21)           .07
Cash dividends

Financial Ratios
Yield on interest-bearing assets                 8.29            8.67
Cost of funds                                    4.05            3.64
Interest rate spread                             4.24            5.03
Net interest margin                              4.15            4.91
Return on average assets(annualized)             0               .56
Return on average equity(annualized)             0               0
Average equity to average assets                 1.5             (2.11)

At end of quarter:
Loans to deposits                                70.00           81.18
Nonperforming loans to total loans               12.75           15.69
Nonperforming assets to total loans and OREO     19.32           23.62
Allowance for loan losses to nonperforming       31.04           35.14
  loans

Capital ratios of bank subsidiary:
Total risk-based                                 6.89            (1.32)
Tier 1 risk-based                                5.61            (1.32)
Tier 1 leverage                                  4.15            (0.97)

At end of period March 31,                       1995            1994
Total assets                                     85,736          110,041
Net loans                                        56,871          80,352
Allowance for loan losses                        (2,347)         (4,648)
Securities                                       6,833           13,484
Deposits                                         81,234          103,824
Stockholders' equity                             1,256           2,303
Outstanding shares <F1>                          2,012,514       2,012,514

<F1> Per share financial data and number of shares outstanding have been adjusted to reflect the one for five stock split effective July 25, 1994.

RESULTS OF OPERATIONS

The Company's net loss for the three months ending March 31, 1995 was $138,000 or $.07 per share of common stock, a decrease of $300,000 from the gain of $162,000 or $.08 per share of common stock for the prior year period. Net income for the first three months of 1994 was due primarily to the gain of $227,000 on the sale of the Bank's leasehold interest in a parcel of land adjacent to the Bank's main office for cash.

Total interest income for the three months ended March 31, 1995 decreased $430,000 or 35% from the three month period ended March 31, 1994. This was due primarily to a 30% decrease in the average loans outstanding during the three month period, combined with a slight decrease in average interest rates charged for loans and a reallocation of the Bank's assets from investment securities to financial lease transactions which generate other non-interest income.

Total interest expense on deposits for the three months ended March 31, 1995 decreased $188,000 or 21% from the three month period ended March 31,
1994   This reflects a 26% decrease in interest bearing deposits combined with an increase in average interest rates paid.

Non-interest income decreased $255,000 in the first three months of 1995 over the comparable period in 1994. The decrease was largely attributable to the gain of approximately $227,000 realized on the sale of the Bank's leasehold interest. Included in non-interest income for 1995 is $117,000 of income related to the financial leasing business which began in the second quarter of 1994. Non-interest income for the same period in 1994 includes $58,000 of income related to the military loan business, which was sold in the fourth quarter of 1994.

Non-interest expense decreased $386,000 or 25% for the first three months ended March 31, 1995 compared to the same period in 1994. The reduction of non-interest expense reflects management's efforts to significantly reduce professional fees and Other Real Estate Owned expenses, as well as overall cost containment measures in all other general and administrative expenses.

The year-to-date provision for loan losses was $75,000 for 1995 and $74,000 for 1994.

FINANCIAL CONDITION

Gross loans decreased by $2,489,000 or 4% in the aggregate for the three months ended March 31, 1995. Investment securities and federal funds sold decreased $9,866,000 or 50%. The decrease is primarily the result of a reallocation of assets to the leasing program and a $6,240,000 decrease in deposits.

In the first quarter of 1995, the Bank disbursed funds of $8,459,000 for leasing-related transactions. The leasing business includes short term financing of leases which are subsequently placed with permanent lenders, accounts receivable purchases resulting from leasing transactions and equipment purchased for prospective lessees. Most transactions are short term in nature.

Total deposits decreased $6,240,000 or 7% for the three months ended
March 31, 1995. This is partially attributed to the closing of the Bank's Greenwich Branch on March 1, 1995.

CAPITAL ADEQUACY

The following table summarizes the minimum capital requirements and capital positions at March 31, 1995 and December 31, 1994:

($ in thousands)
					  March 31, 1995                    December 31, 1994
				  Minimum Capital  Actual Capital   Minimum Capital  Actual Capital
				  Required - Bank  - Bank           Required - Bank  - Bank
Regulatory Capital Requirements
Total risk based capital          8.00%            6.89%            8.00%            7.26%
  percentage
Total risk based capital          5,238            4,511            5,059            4,590
Tier 1 risk based capital         4.00%            5.61%            4.00%            5.97%
  percentage
Tier 1 risk based capital         2,619            3,674            2,530            3,777
Leverage (per order) percentage   6.00%            4.15%            6.00%            3.95%
Leverage (per order)              5,311            3,674            5,725            3,799

LOANS
($ in thousands)
				       March 31, 1995      December 31, 1994
						 % of                  % of
				       Amount    Total     Amount      Total
Commercial collateralized by real      31,135    52%       34,044      55%
  estate
Commercial other                       11,187    19%       12,757      21%
Residential real estate mortgage       12,933    22%       12,663      21%
Consumer                               1,947     3%        2,331       3%
Lease financing                        2,095     4%        0           0
Total loans - gross                    59,297    100%      61,795      100%
Unearned income                        (41)                (49)
Deferred loan fees                     (38)                (39)
Allowance for loan losses              (2,347)             (2,637)
Total Loans - net                      56,871              59,070
Average outstanding loans - net        60,089              74,283

NONPERFORMING ASSETS
($ in thousands)
				       March 31,           December 31,
				       1995                1994
Loans past due 90 days or more:
Non-accrual                            6,772               7,885
Accrual                                789                 1,305
Total loans past due 90 days or more   7,561               9,190

Other real estate owned:
Foreclosed properties                  3,243               3,088
In-substance foreclosures              1,007               1,225
Total OREO                             4,250               4,313
TOTAL NONPERFORMING ASSETS             11,811              13,503
Nonperforming assets to total loans    19.32%              21.30%
  (net) and OREO (net)
Allowance for loan losses to total     31.04%              28.69%
  loans past due 90 days or more

As a percentage of total loans:
Loans past due 90 days or more         12.75%              14.89%
Allowance for loan losses              3.96%               4.27%

Non-accrual loans consisted of the following:
($ in thousands)
				       March 31,           December 31,
				       1995                1994
Non-accrual loans:
Real estate loans                      6,244               7,354
Commercial other                       528                 530
TOTAL NON-ACCRUAL LOANS                6,772               7,884

OREO consisted of the following:
($ in thousands)
				       March 31,           December 31,
				       1995                1994
1 - 4 family residential properties    1,159               1,233
Multifamily residential properties     392                 331
Commercial real estate                 1,796               1,846
Construction & Land Development        903                 903
TOTAL OREO                             4,250               4,313

The Company discontinues the accrual of interest income whenever reasonable doubt exists as to its ultimate collectibility or when the loan is 90 days or more past due. When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

The Company's ability to reduce nonperforming assets is dependent on conditions in the real estate market and general economy.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through charges against income and maintained at a level that management considers adequate to absorb potential losses in the loan portfolio. Management's estimate of the adequacy of the allowance for loan losses is based on evaluations of individual loans, estimates of current collateral values and the results of the most recent regulatory examination. Management also evaluates the general risk characteristics inherent in the loan portfolio, prevailing and anticipated conditions in the real estate market and general economy, and historical loan loss experience. Loans are charged against the allowance for loan losses when management believes that collection is unlikely. Any subsequent recoveries are credited back to the allowance for loan losses when received.

The changes in the allowance for loan losses were as follows:
($ in thousands)
Three months ended March 31,           1995                1994
Beginning balance                      2,637               5,012
Loans charged-off                      (553)               (731)
Recoveries                             188                 292
Net loan recoveries (charge-offs)      (365)               (438)
Provision for loan losses              75                  74
Ending balance                         2,347               4,648
Net loan charge-offs to average        0.60%               0.59%
  loans outstanding

While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

The Bank has adopted Financial Accounting Standard 114 "Accounting By Creditors for Impaired Loans" effective January 1, 1995. In connection therewith, Management reviews the non-accrual loan portfolio and loans past due 90 days and accruing to determine if there is loan impairment. At March 31, 1995 the Bank's impaired loans amounted to $6,772,000. The Bank has allocated $920,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of March 31, 1995 in accordance with the requirements of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of the December 31, 1994 Form 10-K.

SECURITIES
($ in thousands)
At March 31, 1995                            Gross        Gross         Estimated
			       Amortized     Unrealized   Unrealized    Market
			       Cost          Gains        Losses        Value
U.S. Treasury Securities       6,256         0            (99)          6,157
Marketable equity securities   205           0            (29)          176
Other                          500           0            0             500
TOTAL INVESTMENT SECURITIES    6,961         0            (128)         6,833

At December 31, 1994                         Gross        Gross         Estimated
			       Amortized     Unrealized   Unrealized    Market
			       Cost          Gains        Losses        Value
(A)  HELD-TO MATURITY
U.S. Treasury Notes            6,909         0            (39)          6,870

(B)  AVAILABLE FOR SALE
U.S. Treasury Notes            6,293         0            (195)         6,098
Certificate of Deposit         500           0            0             500
State of Israel Bond           500           0            0             500
Marketable Equity Securities   205           0            (23)          182
TOTAL INVESTMENT SECURITIES    7,498         0            (218)         7,280

In March 1995 the Bank made a business decision to sell the investments held to maturity as a result of a comparable decrease in deposits.

NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

NET INTEREST INCOME
($ in thousands)
Three months ended March 31,                     1995                           1994
				     ----------------------------   ----------------------------
				     Average              Average   Average              Average
				     Balance   Interest   Rate      Balance   Interest   Rate
Assets:
Loans                                57,608    1,284      9.05%     82,304    1,951      9.61%
Securities                           13,492    198        5.92%     11,469    149        5.27%
Federal Funds Sold                   4,210     57         5.49%     6,824     50         2.97%
Total Earning Assets                 75,310    1,539      8.29%     100,597   2,150      8.67%
Cash and due from banks              2,410                          3,527
Other assets                         10,957                         10,927
Total Assets                         88,677                         115,051

Liabilities & Stockholder's equity:
Interest-bearing deposits:
Time certificates                    56,459    624        4.48%     72,441    725        4.06%
Savings deposits                     18,687    94         2.04%     29,747    181        2.47%
Total interest-bearing deposits      75,146    718        3.87%     102,188   906        3.60%
Other borrowings                     1,753     50         11.57%    1,622     26         6.50%
Total interest-bearing liabilities   76,899    768        4.05%     103,810   932        3.64%
Demand deposits                      8,335                          11,165
Other liabilities                    2,091                          2,509
Stockholders' equity                 1,352                          (2,433)
Total liabilities and                88,677                         115,051
  stockholders' equity
Net interest income/rate spread                771        4.24%               1,218      5.03%
Net interest margin                                       4.15%                          4.91%

The following table presents the changes in interest income and expense for each major category of interest-bearing assets and interest-bearing liabilities, and the amount of the change attributable to changes in average balances (volume) and rates. Changes attributable to both volume and rate changes have been allocated in proportion to the relationship of the absolute dollar amount of the changes in volume and rate.

CHANGES IN INTEREST INCOME AND EXPENSE
($ in thousands)
Change from March 31, 1994 to March 31, 1995 attributable to:
				      Volume          Rate           Total
Interest income:
Loans                                 (556)           (110)          (666)
Investment securities                 28              20             48
Short-term investments                (6)             13             7
Total interest income                 (534)           (77)           (611)

Interest expense:
Deposits:
Time certificates                     (191)           90             (101)
Savings deposits                      (59)            (28)           (87)
Total interest expense on deposits    (250)           62             (188)
Other interest-bearing liabilities    2               22             24
Total interest expense                (248)           84             (164)
NET INTEREST INCOME                   (286)           (161)          (447)

COMMITMENTS AND CONTINGENCIES

The Company and certain of its then directors and officers are defendants in a suit alleging violations under the Securities Exchange Act of 1934. The suit is described more fully in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 119 ("SFAS No. 119") "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for year ends beginning after December 15, 1994, except for entities with less than $150 million in total assets in the current statement of financial position. For these entities, the statement shall be effective for financial statements issued for fiscal years ending after December 15, 1995. The Company does not hold or issue any derivative financial instruments, and accordingly the statement will not have a material effect on the consolidated financial statements.

PART II.   OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibit 27:  Financial Data Schedule

(b)     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

	CBC BANCORP, INC.
	(Registrant)


Date:   May 12, 1995                    /S/ CHARLES PIGNATELLI
					Charles Pignatelli
					President and Chief Executive Officer


					/S/ BARBARA VAN BERGEN
					Barbara Van Bergen
					Vice President, Finance