Form 10-K/A
period 1994-12-31
CBC BANCORP INC
filed 1995-06-14
CIK 799026

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Condensed Statement Of Operations:
($ in thousands, except per share data)
Years Ended December 31,                               1994      1993      1992      1991      1990
Net interest income                                     4,093     5,673     6,768     6,063     6,457
Provision for loan losses                               1,773     6,298     3,533     6,541     6,320
Net interest income (loss) after provision for losses   2,320      (625)    3,235      (478)      137
Investment securities gains (losses)                     (811)       49       421       457         5
Other operating income                                  1,053     5,078     1,775     2,031     2,022
Other real estate owned expense                           990     3,558     3,331     1,334        20
Other operating expense                                 5,461     7,366     6,944     6,508     6,220
Net income (loss) before income taxes                  (3,889)   (6,422)   (4,844)   (5,832)   (4,076)
Provision (benefit) for income taxes                        0         0         0         0    (1,469)
Net income (loss)                                      (3,889)   (6,422)   (4,844)   (5,832)   (2,607)
Common Stock Per Share Data <F1>:
Years Ended December 31,                               1994      1993      1992      1991      1990
Book value at year end                                 (4.16)    (1.80)     2.00      13.60    48.10
Net income (loss) primary                              (2.17)    (4.14)    (7.46)    (29.75)   13.65
Net income fully diluted                                   0         0         0         0         0
Cash dividends                                             0         0         0         0      0.50
At year end ($ in thousands):
Years Ended December 31,                               1994     1993      1992      1991      1990
Total assets                                           92,722   123,359   151,125   171,518   188,040
Net loans                                              59,070    84,215   106,728   128,006   140,916
Allowance for loan losses                               2,637     5,012     1,291     4,319     4,547
Securities                                             14,189    13,200    27,751    25,223    25,913
Deposits                                               87,474   121,081   141,192   159,928   161,573
Short-term borrowings                                       0         0         0       812     7,664
Stockholders' equity                                    1,465    (2,627)    3,688     3,703     9,554
Outstanding shares
Years Ended December 31,                               1994        1993        1992         1991       1990
Outstanding shares                                     2,012,514   2,012,514   1,344,707    198,706    198,706
Financial Ratios (as a percentage):
Years Ended December 31,                              1994     1993       1992      1991      1990
Yield on interest-bearing assets                       8.54       8.17      9.38     10.66     11.71
Cost of funds                                          3.80       3.94      5.08      7.40      8.80
Interest rate spread                                   4.74       4.23      4.30      3.26      2.91
Net interest margin                                    4.58       4.48      4.55      3.67      3.75
Earnings to fixed charges with interest                   0          0     20.66      5.84      8.59
Earnings to fixed charges without interest                0          0      0.33      0.50       .72
Combined fixed charges with interest                      0          0     12.76      5.38      7.94
Combined fixed charges without interest                   0          0      0.32      0.49      0.71
Return on average assets                              (3.75)     (4.57)    (2.96)    (3.21)     1.32
Return on average equity                                  0    (110.17)   (98.18)   (72.80)   (22.26)
Average equity to average assets                      (1.47)      4.15      2.98      4.41      5.93
Cash dividend to primary EPS                              0          0         0         0      (.04)
Cash dividend to net income                               0          0         0         0      (.04)
Loans (net) to deposits                               67.53      69.55     75.59     80.04     87.22
Nonperforming loans to total loans (net)              15.56      13.66     10.15     11.12      9.15
Allowance for loan losses to nonperforming loans      28.67      43.59     30.39     30.34     35.28
Capital Ratios of Bank (as a percentage):
Years Ended December 31,                               1994     1993      1992      1991      1990
Total risk-based                                       7.26     (2.53)    5.73      4.88      7.45
Tier 1 risk-based                                      5.97     (2.53)    3.52      2.57      4.52
Tier 1 leverage                                        3.95     (1.82)    2.61      2.06      3.70

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

Under the terms of the Bank's Revised Capital Plan, the Bank's Tier 1 capital is projected to be augmented in the amount of $1 million by June 30, 1995. The additional $1 million of equity capital is to be raised in an equity offering undertaken by the Bank's parent holding company. Upon completion of this equity offering, the Bank's Total Capital to risk-weighted assets ratio is projected to exceed 8%, thereby resulting in the Bank being deemed "adequately capitalized" as defined in the FDIC Improvement Act. In addition, the Bank's Tier 1 Leverage Ratio is projected to be above 5%. Thereafter, the Revised Capital Plan provides for the Bank's attainment of the 6% Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1996 through retained earnings.
Management and the Board of Directors of the Company and Bank are currently considering various actions to augment the capital beyond the Revised Capital Plan. These other plans include increased fee income, cost control, continued improvement of asset quality, asset sales and pursuing additional capital. If, however, the Bank does not comply with the approved Revised Capital Plan or otherwise achieve the minimum regulatory capital levels or comply with the 1991 Order, further regulatory action could result, as described in Item 1, "Regulation and Supervision, FDIC Regulation and The FDIC Improvement Act," and in Item 14, Note 17 to the Company's Consolidated Financial Statements.

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

The table above illustrates the Company's emphasis on commercial, consumer and residential mortgage lending. At year end 1994, commercial loans comprised 76% and consumer loans comprised 3% of the total loan portfolio compared with commercial loans of 67% and 68% and consumer loans of 20% and 30%, respectively, during the prior two years. The commercial loan portfolio is made up principally of commercial loans collateralized by real estate amounting to $34,044,000 in 1994, $43,119,000 in 1993, and
$53,562,000 in 1992. In prior years, the consumer loan portfolio primarily consisted of loans to military personnel within the U.S. and abroad. These installment loans were generally collateralized by automobiles. In October 1994, the Company sold substantially all of the Military Loan Portfolio. The elimination of this line of business improved the Bank's liquidity in the short-term, and in the long-term will reduce loan charge-offs and operating costs. The table also reflects the significant increase in residential mortgage loan originations from 1992 to 1994, which was due to the Bank's continued emphasis on this type of lending. Residential mortgage loans have increased as a percentage of the total loan portfolio from 2% in 1992 to 21% in 1994. At December 31, 1994, the Bank's legal lending limit was $962,000.

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

Approximately 86% of total loans delinquent 90 days or more were on a non-accrual status at December 31, 1994. Generally, the Company discontinues the accrual of interest income on commercial and residential real estate loans whenever reasonable doubt exists as to the ultimate collectability of the loan, or when the loan is past due 90 days or more. If interest income on non-accrual loans had been recorded on an accrual basis, these loans would have generated an additional $764,000, $794,000 and $939,000 for the years ended December 31, 1994, 1993 and 1992, respectively. During 1994, actual interest received on a cash basis was $29,000; no interest was received for 1993 and 1992.

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

As a result of the June 30, 1994 FDIC examination, approximately $2 million of loans were required to be charged off. In addition, the Bank charged off $600,000 in connection with the sale of its Military Portfolio. While the Company believes its year end allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

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
  liabilities

ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management program focuses on minimizing interest rate risk by maintaining what management considers to be an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same time interval. Interest rate sensitivity has a major impact on the earnings of the Company. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. The origination of adjustable rate mortgage loans in a decreasing interest rate environment is more difficult as consumer demand for fixed rate mortgage loans increases. In addition, originating consumer loans, while providing the Company with increased income, involves a greater risk of nonpayment. Proper asset and liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. Interest rate sensitivity is measured by comparing the dollar difference between the amount of assets repricing within a specified time period and the amount of liabilities repricing within the same time period. This dollar difference is referred to as the rate sensitivity or maturity "GAP." Management's goal is to maintain a cumulative one year GAP in a range between plus or minus 15% of assets. The Company concentrates on adjustable rate loans in order to reduce interest rate risk.

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

December 31, 1994                                 Maturity/Repricing Interval
($ in thousands)              Less Than       4 to 6       7 to 12      1 to 5     Over 5 Years or
			      3 Months        Months       Months       Years      Non-Repricable     Total
Earning Assets:
Loans                         25,847          2,454         4,124       10,324     18,957             61,706
Investment securities            500          1,992         7,189        4,326        182             14,189
Short-term investments        10,363              0             0            0          0             10,363
Total earning assets          36,710          4,446        11,313       14,650     19,139             86,258
Interest-bearing liabilities:
Time deposit                  16,668          15,336       17,772       8,270        112              58,158
All other rate-sensitive      20,042               0            0           0          0              20,042
  deposits
Demand                             0               0            0           0      9,248               9,248
Total interest-bearing        36,710          15,336       17,772       8,270      9,360              87,448
  liabilities
Repricing GAPs
Periodic repricing GAP        0               (10,890)      (6,459)       6,380     9,779            (1,190)
Cumulative repricing GAP      0               (10,890)     (17,349)     (10,969)   (1,190)                0
Cumulative GAP variance as a percent of rate sensitive assets to rate sensitive liabilities
Cumulative GAP variance       0               21           25           14         1                 0

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
			Changes from 1993 to 1994        Changes from 1992 to 1993         Changes from 1991 to 1992
			Attributable to:                 Attributable to:                  Attributable to:
($ in thousands)        Volume     Rate      Total       Volume     Rate      Total        Volume     Rate      Total
 Loans                  (2,914)     375      (2,539)     (1,565)    (1,544)   (3,109)      (1,954)    (1,258)   (3,212)
 Securities               (567)     226        (341)       (226)      (207)     (433)          18       (537)     (519)
 Federal funds sold        137       21         158         (40)       (18)      (58)          47        (25)       22
Total interest income   (3,344)     622      (2,722)     (1,831)    (1,769)   (3,600)      (1,889)    (1,820)   (3,709)
 Time certificates        (654)    (283)       (937)     (1,033)    (1,051)   (2,084)      (1,066)    (2,232)   (3,298)
 Savings deposits         (209)    (126)       (335)       (154)      (345)     (499)         303       (528)     (225)
Total interest expense    (863)    (409)     (1,272)     (1,187)    (1,396)   (2,583)        (763)    (2,760)   (3,523)
  on deposits
Other interest-bearing     (34)     164         130          83         (5)       78         (621)      (250)     (871)
  liabilities
Total interest expense    (897)    (245)     (1,142)     (1,104)    (1,401)   (2,505)      (1,384)    (3,010)   (4,394)
Net interest income     (2,447)     867      (1,580)       (727)      (368)   (1,095)        (505)     1,190       685

The following are the consolidated ratios of earnings to fixed charges for each of the years in the five-year period ended December 31, 1994.
Year ended December 31,                        1994     1993    1992    1991    1990
Ratio of earnings to fixed charges:<F1>
Excluding interest on deposits                 0        0       20.66   5.84    8.59
Including interest on deposits                 0        0        0.33   0.50    0.72
Ratio of earnings to combined fixed charges
and preferred stock dividends:<F2>
Excluding interest on deposits                 0        0       0       0       0
Including interest on deposits                 0        0       0.32    0.49    0.71

<F1>
The Company had insufficient earnings to cover fixed charges (excluding interest on deposits) for each of the years ended December 31, 1994, 1993,
1992, 1991 and 1990.  The Company also had insufficient earnings to cover fixed charges (including interest on deposits) for the years ended
December 31, 1994, 1993, 1992, 1991 and 1990.  The short-fall of earnings to fixed charges (excluding interest on deposits) was $3,568,000,
$6,231,000, $4,731,000, $4,849,000 and $2,867,000 for the years ended
December 31, 1994, 1993, 1992, 1991 and 1990, respectively.  In addition, the short-fall of earnings to fixed charges (including interest on deposits) was $3,889,000, $6,422,000, $4,844,000, $5,832,000 and $4,076,000 for the years ended
December 31, 1994, 1993, 1992, 1991 and 1990, respectively.
<F2>
The Company had insufficient earnings to cover combined fixed charges and preferred stock dividends (excluding interest on deposits) for each of the years ended December 31, 1994, 1993,1992, 1991 and 1990.  The
Company also had insufficient earnings to cover fixed charges and preferred stock dividends (including interest on deposits) for the years ended December 31, 1994 and 1993.  The deficiency of earnings to fixed charges and preferred stock dividends (excluding interest on deposits)
was $4,037,000, $6,301,000, $4,801,000, $4,933,000 and $2,967,000,
respectively, for the years ended December 31, 1994, 1993, 1992, 1991 and
1990.  The amount of deficiency of earnings to fixed charges and preferred stock dividends (including interest on deposits) was $4,358,000,
$6,492,000, $4,914,000, $5,916,000 and $4,176,000 for the years ended
December 31, 1994, 1993, 1992, 1991 and 1990, respectively.

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

The decrease in non-interest income of $4,885,000 from 1993 to 1994 was largely attributable to a non-operating gain of $2,700,000 on the sale of the rights to recoveries of charged-off loans totaling $27,000,000 in the first quarter of 1993 as opposed to a non-operating loss of $1,670,000 resulting from a second quarter loss in 1994 of $852,000 incurred on the sale of securities comprising the $5 million equity contribution and a third quarter loss of $818,000 from the sale of the Military Loan Portfolio. These losses were offset by a first quarter gain of approximately $227,000 on the sale of the Bank's leasehold interest in a parcel of land adjacent to the Bank's main office and income from leasing related transactions of $567,000.

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

BDO Seidman

January 27, 1995

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ IN THOUSANDS, EXCEPT SHARE DATA)

December 31,                                   1994         1993
Assets
Cash and due from banks                       $3,130       $4,305
Federal funds sold                             5,700       10,650
Investment securities                         14,189       13,200
Loans receivable, net                         59,070       84,215
Accrued interest receivable                      858        1,075
Property and equipment                           973        1,082
Other assets held for lease                    3,894            -
Other real estate owned                        4,313        8,377
Other assets                                     595          455
					    ----------------------
					     $92,722     $123,359

Liabilities and Stockholders' Equity (Deficit)
Liabilities:

Deposits                                     $87,474     $121,081
Accrued interest payable                         941        1,972
Accounts payable and accrued expenses          1,392        1,623
Notes payable                                    368            -
Convertible debt                               1,090        1,310
Total liabilities                             91,265      125,986
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock            9,830  1,000
Common stock - $.01 par value, shares
  authorized 20,000,000; issued and
  outstanding 2,012,514 and 10,061,068            20          100
Additional paid-in capital                    11,032       11,421
Unrealized gain (loss) on                       (218)         170
  investment securities
Accumulated deficit                          (19,207)     (15,318)
Total stockholders' equity (deficit)           1,457       (2,627)
					    -----------------------
					     $92,722     $123,359

Year ended December 31,                  1994      1993      1992

Interest income:
Loans                                   $6,886    $9,425   $12,534
Investment securities                      533       874     1,307
Federal funds sold                         206        48       106
Total interest income                    7,625    10,347    13,947
Interest expense:
Deposits                                 3,211     4,483     7,066
Other                                      321       191       113
Total interest expense                   3,532     4,674     7,179
Net interest income                      4,093     5,673     6,768
Provision for loan losses                1,773     6,298     3,533
Net interest income (loss) after         2,320     (625)     3,235
  provision for losses
Other income:
Fees for customer services                 583       923       760
Gain (loss) on sales                      (811)       49       421
  of investment securities
Net gain (loss) on sale of assets         (404)    3,226         -
Credit life insurance                      138       354       451
Other income                               736       575       564
Total other income                         242     5,127     2,196
Operating expenses:
Salaries and employee benefits           2,394     2,895     2,688
Professional fees                        1,201     1,888     1,725
Other real estate owned                    990     3,558     3,331
Supplies and communications                216       329       305
Net occupancy                              469       655       584
Equipment rentals, depreciation            239       227       264
  and maintenance
Deposit insurance premiums                 344       424       338
Other insurance                            109       118       363
Other expenses                             489       830       677
Total operating expenses                 6,451    10,924    10,275
Net loss                               $(3,889)  $(6,422)  $(4,844)
Net loss per common share               $(2.17)   $(4.14)   $(7.46)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
($ in thousands)
Years ended December 31, 1994, 1993 and 1992
					 Common stock
			       --------------------------------     Additional  Unrealized     (Accumulated
			       Preferred   Number of     Amount     paid-in     gain (loss)    deficit)        Total
			       stock       shares                   capital     on securities
Balance, December 31, 1991     1,000          994         2,484      4,333      (62)           (4,052)          3,703
Preferred dividends accrued        0            0             0        (70)       0                 0             (70)
  ($7.00 per share)
Change in unrealized loss on       0            0             0          0       55                 0              55
  marketable equity securities
Change in par value                0            0        (2,474)     2,474        0                 0               0
  - common stock
Issuance of common stock, net      0        5,730            57      4,787        0                 0           4,844
  of $156 of issuance costs
Net loss                           0            0             0          0        0            (4,844)         (4,844)
Balance, December 31, 1992     1,000        6,724            67     11,524       (7)           (8,896)          3,688
Preferred dividends accrued        0            0             0        (70)       0                 0             (70)
  (7.00 per share)
Change in unrealized gain          0            0             0          0      177                 0             177
  (loss) on investment
  securities available
  for sale
Issuance of common stock           0        3,337            33        (33)       0                 0               0
Net loss                           0            0             0          0        0            (6,422)         (6,422)
Balance, December 31, 1993     1,000       10,061           100     11,421      170           (15,318)         (2,627)
Reverse stock split                0       (8,048)          (80)        80        0                 0               0
Preferred dividends accrued        0            0             0       (469)       0                 0            (469)
Issuance of preferred stock    8,830            0             0          0        0                 0           8,830
Change in unrealized gain          0            0             0          0     (388)                0            (388)
  (loss) on investment
  securities held for sale
Net loss                           0            0             0          0        0            (3,889)         (3,889)
Balance, December 31, 1994     9,830        2,013            20     11,032     (218)          (19,207)          1,457

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                       1994      1993      1992

Cash flows from operating activities:
 Net loss                                    (3,889)   (6,422)   (4,844)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Provision for loan losses                    1,773     6,298     3,533
 Provision for depreciation and amortization    227       233       272
 Decrease (increase) in deferred loan fees      236       153       (64)
   and costs - net
 Amortization of loan purchase premiums         435       674       982
 Amortization (accretion) of investment         152       461       351
   security premiums (discounts), net
 (Gain) loss on sale of investment securities   811       (49)     (421)
 Loss (gain) on disposal of property and       (218)        3       (14)
 equipment
 Loss on sale and provision for write-downs
 of other real estate owned                     829     3,121     3,037
 (Gain) loss on sale of loans                   818    (3,294)        -
 Changes in operating assets and liabilities:
  Prepaid and other assets                      216     1,169     1,551
  Deferred charges                             (138)        -         -
  Income tax refund receivable                    -         -     1,016
  Accrued interest payable                     (892)   (1,140)     (103)
  Account payable and accrued expenses         (158)     (930)     (297)
Net cash provided by operating activities       202       277     4,999

Cash flows from investing activities:
 Net (increase) decrease in Federal funds     4,950   (10,375)     (275)
   sold
 Proceeds from sales and maturities of       15,511    11,826    34,780
   investment securities (includes
   maturities of $4,208, $5,348 and
   $8,003 in 1994, 1993 and 1992,
   respectively)
 Purchases of investment securities         (13,383)     (483)  (37,708)
 Principal payments on mortgage-backed
   securities                                   491     2,969       525
 Proceeds from sale of loans                  8,801     7,650       422
 Net decrease in loans                       12,498     7,338    11,125
 Proceeds from sale of other real estate      3,749     1,825       875
   owned
 Purchases of property and equipment           (130)     (320)     (121)
 Proceeds from sale of property and             240        10         -
   equipment
 Purchase of assets held for lease           (3,894)        -         -
Net cash provided by investing activities    28,833    20,440     9,623

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                       1994      1993      1992

Cash flows from financing activities:
 Net increase (decrease) in deposit        (17,141)    (4,670)    1,056
   accounts
 Net decrease on time deposits             (16,465)   (15,442)  (19,792)
 Net increase (decrease) in treasury          (442)       442      (500)
   demand note account
 Proceeds from issuance of common stock          -          -     4,844
   - net
 Repayment of line of credit borrowings          -          -      (812)
 Proceeds from issuance of capital notes         -        220         -
 Proceeds from issuance of preferred stock     200          -         -
 Proceeds from issuance of senior debt       3,638          -         -
Net cash used by financing activities      (30,210)   (19,450)  (15,204)
Increase (decrease) in cash and due         (1,175)     1,267      (582)
  from banks
Cash and due from banks, beginning of year   4,305      3,038     3,620
Cash and due from banks, end of year         3,130      4,305     3,038

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest on deposits and borrowed money    4,103      5,813     7,282
  Income taxes                                   2         12      (891)
 Noncash investing activities:
  Issuance of preferred stock in exchange    5,000          -         -
    for marketable securities
  Transfers of loans to other real estate      515      3,698     3,854
    owned
  Dividends declared and unpaid                469         70        70
  Unrealized gain (loss) on valuation of      (389)       170        55
    investments - available for sale
 Noncash financing activity:
  Issuance of preferred stock in exchange    3,630          -         -
    for debt
  Issuance of Senior Notes for accrued         140          -         -
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

On August 7, 1992, in accordance with the terms of the Stock Purchase Agreement by and between the Company and Mr. Randolph W. Lenz, dated as of March 16, 1992 (the "Agreement"), Mr. Lenz purchased newly-issued shares of common stock, representing approximately 81% of the Company's outstanding shares (assuming complete conversion of the Company's preferred stock and debentures, and exercise of outstanding stock options), from the Company in exchange for the purchase price of $5 million. The per share price paid by Mr. Lenz and the number of shares of common stock issued to Mr. Lenz were determined in accordance with the Agreement based upon the equity of the Company on the closing date. During 1993, additional shares were issued to Mr. Lenz in accordance with the terms of the Agreement which brought his total holdings to approximately 90% of the Company's outstanding shares. The shares of common stock purchased by Mr. Lenz are not registered under the Securities Act of 1993 and thus may not be transferred or sold by him absent registration or an exemption therefrom. To the Company's knowledge, Mr. Lenz purchased the shares with his own personal funds.

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

	10(l) Exchange Agreement, by and between the Company and the Company's principal shareholder, dated and effective as of December 31, 1994. *

	10(m) Agreement by and between the Company and EQ Corporation, dated January 18, 1995, canceling the Option. *

	11 Calculation of Earnings Per Share data for the fiscal years ended December 31, 1994, 1993 and 1992. *

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