Form 10-K/A
period 1994-12-31
CBC BANCORP INC
filed 1995-07-25
CIK 799026

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

The changes in the allowance for loan losses were as follows:
($ in thousands) December 31,     1994            1993            1992
Beginning Balance                 5,012           3,219           4,319
Transfer of OREO/ISF allowance        0             500               0
Charge-offs:
Military installment loans        (1,919)         (1,392)         (2,421)
Commercial loans                  (2,921)         (4,084)         (3,136)
Total Charge-offs                 (4,840)         (5,476)         (5,557)
Recoveries:
Military installment loans        667            350             424
Commercial loans                  25              49              572
Total Recoveries                  692                399              996
Net loan charge-offs              (4,148)         (5,077)         (4,561)
Provision for loan losses          1,773           6,298           3,533
Ending balance                     2,637           5,012           3,291
Ratios:
Net loan charge-offs to average   5.58            4.96            3.87
  loans outstanding (net)

The allowance for loan losses was allocated as follows:
($ in thousands) December 31,     1994            1993            1992
Military installment loans          35            1,102             825
Commercial loans and other        2,602           3,910           2,466
Total                             2,637           5,012           3,291

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

RESULTS OF OPERATIONS

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