Form 10-K/A
period 1994-12-31
CBC BANCORP INC
filed 1995-08-14
CIK 799026

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

At December 31, 1994, the Bank's total risk-based capital ratio was less than 8 percent and the leverage ratio was 3.95% for the last quarter of 1994 (4.08% as of December 31, 1994); accordingly, the Bank was deemed to be undercapitalized. The minimum regulatory capital requirements applicable to the Bank and the Bank's regulatory capital at December 31, 1994, are set forth in Item 8, Note 17 to the Company's Consolidated Financial Statements. See Item 1, "Business -- Regulation and Supervision -- FDIC Regulation" and Item 14, Note 17 to the Company's Consolidated Financial Statements.

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

The Connecticut Department of Banking conducted an examination of the Bank as of December 31, 1992 and found the loan loss reserve to be adequate, after management charged-off an additional $1,927,000 of loans. As a result of the September 1993 FDIC examination, the Bank was required to charge-off approximately $3,350,000 of loans. The Bank was examined again in June of 1994 and required to charge-off an additional $2 million of loans. The provision for 1994 has decreased from 1993 and 1992 due primarily to decreases in the loan portfolio, the significant reduction in non-performing assets and the sale of the Military loan portfolio. The Bank incurred a gross loss on the military portfolio sale of $1,400,000 of which $600,000 was charged to the allowance for loan losses, resulting in a net charge to income of approximately $800,000. Charge-offs relating to the Military portfolio amounted to 40%, 25% and 44% of total charge-offs in 1994, 1993 and 1992, respectively.

Under the new management team, the credit review process has been enhanced. The process includes evaluating loss potential utilizing a credit risk grading process and specific reviews and evaluations of individual problem credits. Management reviews the overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data. While the Company believes its year end allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

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

BDO Seidman

January 27, 1995

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ IN THOUSANDS, EXCEPT SHARE DATA)

December 31,                                   1994         1993
Assets
Cash and due from banks                       $3,130       $4,305
Federal funds sold                             5,700       10,650
Investment securities                         14,189       13,200
Loans receivable, net                         59,070       84,215
Accrued interest receivable                      858        1,075
Property and equipment                           973        1,082
Other assets held for lease                    3,894            -
Other real estate owned                        4,313        8,377
Other assets                                     595          455
					    ----------------------
					     $92,722     $123,359

Liabilities and Stockholders' Equity (Deficit)
Liabilities:

Deposits                                     $87,474     $121,081
Accrued interest payable                         941        1,972
Accounts payable and accrued expenses          1,392        1,623
Notes payable                                    368            -
Convertible debt                               1,090        1,310
Total liabilities                             91,265      125,986
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock            9,830  1,000
Common stock - $.01 par value, shares
  authorized 20,000,000; issued and
  outstanding 2,012,514 and 10,061,068            20          100
Additional paid-in capital                    11,032       11,421
Unrealized gain (loss) on                       (218)         170
  investment securities
Accumulated deficit                          (19,207)     (15,318)
Total stockholders' equity (deficit)           1,457       (2,627)
					    -----------------------
					     $92,722     $123,359

Year ended December 31,                  1994      1993      1992

Interest income:
Loans                                   $6,886    $9,425   $12,534
Investment securities                      533       874     1,307
Federal funds sold                         206        48       106
Total interest income                    7,625    10,347    13,947
Interest expense:
Deposits                                 3,211     4,483     7,066
Other                                      321       191       113
Total interest expense                   3,532     4,674     7,179
Net interest income                      4,093     5,673     6,768
Provision for loan losses                1,773     6,298     3,533
Net interest income (loss) after         2,320     (625)     3,235
  provision for losses
Other income:
Fees for customer services                 583       923       760
Gain (loss) on sales                      (811)       49       421
  of investment securities
Net gain (loss) on sale of assets         (404)    3,226         -
Credit life insurance                      138       354       451
Other income                               736       575       564
Total other income                         242     5,127     2,196
Operating expenses:
Salaries and employee benefits           2,394     2,895     2,688
Professional fees                        1,201     1,888     1,725
Other real estate owned                    990     3,558     3,331
Supplies and communications                216       329       305
Net occupancy                              469       655       584
Equipment rentals, depreciation            239       227       264
  and maintenance
Deposit insurance premiums                 344       424       338
Other insurance                            109       118       363
Other expenses                             489       830       677
Total operating expenses                 6,451    10,924    10,275
Net loss                               $(3,889)  $(6,422)  $(4,844)
Less preferred stock dividends           $(469)     $(70)     $(70)
Loss applicable to Common Stock        $(4,358)  $(6,492)  $(4,914)
Net loss per common share               $(2.17)   $(4.14)   $(7.46)
Weighted average common shares
  outstanding                         2,012,514  1,567,209  658,985

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
($ in thousands)
Years ended December 31, 1994, 1993 and 1992
					 Common stock
			       --------------------------------     Additional  Unrealized     (Accumulated
			       Preferred   Number of     Amount     paid-in     gain (loss)    deficit)        Total
			       stock       shares                   capital     on securities
Balance, December 31, 1991     1,000          994         2,484      4,333      (62)           (4,052)          3,703
Preferred dividends accrued        0            0             0        (70)       0                 0             (70)
  ($7.00 per share)
Change in unrealized loss on       0            0             0          0       55                 0              55
  marketable equity securities
Change in par value                0            0        (2,474)     2,474        0                 0               0
  - common stock
Issuance of common stock, net      0        5,730            57      4,787        0                 0           4,844
  of $156 of issuance costs
Net loss                           0            0             0          0        0            (4,844)         (4,844)
Balance, December 31, 1992     1,000        6,724            67     11,524       (7)           (8,896)          3,688
Preferred dividends accrued        0            0             0        (70)       0                 0             (70)
  (7.00 per share)
Change in unrealized gain          0            0             0          0      177                 0             177
  (loss) on investment
  securities available
  for sale
Issuance of common stock           0        3,337            33        (33)       0                 0               0
Net loss                           0            0             0          0        0            (6,422)         (6,422)
Balance, December 31, 1993     1,000       10,061           100     11,421      170           (15,318)         (2,627)
Reverse stock split                0       (8,048)          (80)        80        0                 0               0
Preferred dividends accrued        0            0             0       (469)       0                 0            (469)
Issuance of preferred stock    8,830            0             0          0        0                 0           8,830
Change in unrealized gain          0            0             0          0     (388)                0            (388)
  (loss) on investment
  securities held for sale
Net loss                           0            0             0          0        0            (3,889)         (3,889)
Balance, December 31, 1994     9,830        2,013            20     11,032     (218)          (19,207)          1,457

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                       1994      1993      1992

Cash flows from operating activities:
 Net loss                                    (3,889)   (6,422)   (4,844)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Provision for loan losses                    1,773     6,298     3,533
 Provision for depreciation and amortization    227       233       272
 Decrease (increase) in deferred loan fees      236       153       (64)
   and costs - net
 Amortization of loan purchase premiums         435       674       982
 Amortization (accretion) of investment         152       461       351
   security premiums (discounts), net
 (Gain) loss on sale of investment securities   811       (49)     (421)
 Loss (gain) on disposal of property and       (218)        3       (14)
 equipment
 Loss on sale and provision for write-downs
 of other real estate owned                     829     3,121     3,037
 (Gain) loss on sale of loans                   818    (3,294)        -
 Changes in operating assets and liabilities:
  Prepaid and other assets                      216     1,169     1,551
  Deferred charges                             (138)        -         -
  Income tax refund receivable                    -         -     1,016
  Accrued interest payable                     (892)   (1,140)     (103)
  Account payable and accrued expenses         (158)     (930)     (297)
Net cash provided by operating activities       202       277     4,999

Cash flows from investing activities:
 Net (increase) decrease in Federal funds     4,950   (10,375)     (275)
   sold
 Proceeds from sales and maturities of       15,511    11,826    34,780
   investment securities (includes
   maturities of $4,208, $5,348 and
   $8,003 in 1994, 1993 and 1992,
   respectively)
 Purchases of investment securities         (13,383)     (483)  (37,708)
 Principal payments on mortgage-backed
   securities                                   491     2,969       525
 Proceeds from sale of loans                  8,801     7,650       422
 Net decrease in loans                       12,498     7,338    11,125
 Proceeds from sale of other real estate      3,749     1,825       875
   owned
 Purchases of property and equipment           (130)     (320)     (121)
 Proceeds from sale of property and             240        10         -
   equipment
 Purchase of assets held for lease           (3,894)        -         -
Net cash provided by investing activities    28,833    20,440     9,623

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                       1994      1993      1992

Cash flows from financing activities:
 Net increase (decrease) in deposit        (17,141)    (4,670)    1,056
   accounts
 Net decrease on time deposits             (16,465)   (15,442)  (19,792)
 Net increase (decrease) in treasury          (442)       442      (500)
   demand note account
 Proceeds from issuance of common stock          -          -     4,844
   - net
 Repayment of line of credit borrowings          -          -      (812)
 Proceeds from issuance of capital notes         -        220         -
 Proceeds from issuance of preferred stock     200          -         -
 Proceeds from issuance of senior debt       3,638          -         -
Net cash used by financing activities      (30,210)   (19,450)  (15,204)
Increase (decrease) in cash and due         (1,175)     1,267      (582)
  from banks
Cash and due from banks, beginning of year   4,305      3,038     3,620
Cash and due from banks, end of year         3,130      4,305     3,038

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
  Interest on deposits and borrowed money    4,103      5,813     7,282
  Income taxes                                   2         12      (891)
 Noncash investing activities:
  Issuance of preferred stock in exchange    5,000          -         -
    for marketable securities
  Transfers of loans to other real estate      515      3,698     3,854
    owned
  Dividends declared and unpaid                469         70        70
  Unrealized gain (loss) on valuation of      (389)       170        55
    investments - available for sale
 Noncash financing activity:
  Issuance of preferred stock in exchange    3,630          -         -
    for debt
  Issuance of Senior Notes for accrued         140          -         -
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