Form 10-Q
period 1995-06-30
CBC BANCORP INC
filed 1995-08-14
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number  0-15600

	CBC BANCORP, INC.
	(Exact name of registrant as specified in its charter)


	CONNECTICUT                             06-1179862
	(State or other jurisdiction of         (I.R.S. Employer
	incorporation or organization)          Identification No.)


	128 Amity Road, Woodbridge, CT          06525
	(Address or principal executive         (Zip Code)
	offices)


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

	Yes     [X]     No      [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes     [  ]    No      [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

	As of June 30, 1995, there were 2,012,514 shares of CBC Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.

CBC BANCORP, INC.

PART I. FINANCIAL INFORMATION

								PAGE

Item 1. Financial Statements


Unaudited Consolidated Balance Sheets                           1
June 30, 1995 and December 31, 1994


Unaudited Consolidated Statements of Operations 2
Three Months and Six Months Ended June 30, 1995 and June 30,
1994


Unaudited Consolidated Statements of Changes in Shareholders'   3
Equity -- Six Months Ended June 30, 1995 and June 30, 1994


Unaudited Consolidated Statements of Cash Flows                 4
Six Months Ended June 30, 1995 and June 30, 1994


Notes to Consolidated Financial Statements                      5


Item 2. Management's Discussion and Analysis of                 6
	Financial Condition and Results of Operations


PART II.        OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                      14

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
						June 30 December 31,
(Dollars in 000's) (UNAUDITED)                  1995            1994
ASSETS

LOANS (net of allowance
  for loan losses:  1995,
  $2,083; 1994, $2,637):                        $55,085         $59,070
INVESTMENT SECURITIES
  Held to Maturity                              --              6,909
  Held for Sale                                 6,255           7,280
FEDERAL FUNDS SOLD                              5,705           5,700
TOTAL EARNING ASSETS                            67,045          78,959

CASH AND DUE FROM BANKS                         3,050           3,130
ACCRUED INTEREST RECEIVABLE                     762             858
PROPERTY AND EQUIPMENT - NET                    848             973
OTHER ASSETS HELD FOR LEASE                     8,507           3,894
PREPAID AND OTHER ASSETS                        881             595
OTHER REAL ESTATE OWNED                         3,484           4,313
TOTAL ASSETS                                    $84,577         $92,722

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand                                        $8,544          $9,248
  Savings and NOW                               13,331          14,979
  Money market                                  3,417           5,090
  Time deposits under $100                      49,146          52,584
  Time deposits of $100 or more                 6,380           5,573
TOTAL DEPOSITS                                  $80,818         $87,474

ACCRUED INTEREST PAYABLE                        417             941
DIVIDENDS PAYABLE                               994             649
OTHER LIABILITIES                               330             743
SENIOR NOTES                                    148             148
CAPITAL NOTES                                   220             220
MANDATORY CONVERTIBLE CAPITAL NOTES             1,090           1,090
TOTAL LIABILITIES                               $84,017         $91,265

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                               $10,090         $9,830
  Common Stock                                  20              20
  Additional paid-in capital                    10,428          11,032
  Unrealized gain  (loss) on
    marketable equity securities                (62)            (218)
  Accumulated deficit                           (19,916)        (19,207)
TOTAL SHAREHOLDERS' EQUITY                      560             1,457

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                          $84,577         $92,722

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS
  OF OPERATIONS
				Three Months Ended              Six Months Ended
				June 30,                        June 30,
(Dollars in 000's except
  per share data)(UNAUDITED)    1995            1994            1995            1994
INTEREST INCOME:
Interest and fees on loans      $1,278          $1,726          $2,562          $3,677
Interest and dividends on
  investments:
  U.S. Treasury securities      74              102             246             200
  U.S. Government agency
    securities                  --              --              --              33
  Other securities              16              16              42              34
Interest on federal funds sold  67              26              124             76
TOTAL INTEREST INCOME           $1,435          $1,870          $2,974          $4,020

INTEREST EXPENSE:
Interest on deposits:
  Savings and time deposits
    under $100                  $693            $760            $1,352          $1,622
  Time deposits of $100 or
    more                        106             48              165             92
Total Interest on Deposits      799             808             1,517           1,714
Interest on borrowed money:
  Long-term borrowings          44              58              86              76
  Treasury demand note
    accounts                    --              1               --              4
  Other                         6               4               14              9
Total Interest on borrowed
  money                         50              63              100             89
TOTAL INTEREST EXPENSE          849             871             1,617           1,803
NET INTEREST INCOME             586             999             1,357           2,217
Provision for loan losses       275             110             350             184
NET INTEREST INCOME (LOSS)
  AFTER PROVISION
  FOR LOAN LOSSES               $311            $889            $1,007          $2,033
OTHER OPERATING INCOME:
Service fees on deposits        $113            $276            $232            $431
Processing and transfer fees    26              16              52              32
Net gain (loss) on sale of
  securities                    0               (860)           (1)             (822)
Gain on sale of lease           --              --              --              227
Lease asset income              199             --              316             --
Gain on sale of loans           45              20              62              69
Other                           24              60              71              138
TOTAL OTHER OPERATING INCOME    $407            ($488)          732             75
OTHER OPERATING EXPENSES:
Salaries and employee benefits  $545            $592            $1,116          $1,191
Occupancy                       73              99              161             198
Supplies and communications     43              51              84              99
Professional services           77              325             238             678
Furniture and equipment
  maintenance                   19              20              39              59
Depreciation and amortization   49              54              102             112
FDIC insurance                  69              98              137             189
Other insurance                 22              29              44              69
Other real estate owned         365             171             440             400
Other                           27              134             87              123
TOTAL OTHER OPERATING EXPENSES  $1,289          $1,573          $2,448          $3,118
INCOME (LOSS) BEFORE INCOME
  TAX AND EXTRAORDINARY ITEM    (571)           (1,172)         (709)           (1,010)
Income tax                      --              2               --              2
INCOME BEFORE EXTRAORDINARY
  ITEM                          (571)           (1,174)         (709)           (1,012)
Extraordinary item - Tax
  benefit from net operating
  loss carryforward             --              --              --              --
NET INCOME (LOSS)               ($571)          ($1,174)        ($709)          ($1,012)
Less preferred stock dividends  (311)           (168)           (604)           (186)
Loss applicable to common
  stock                         ($882)          ($1,342)        ($1,313)        ($1,198)

Income (loss) per common
  share before extraordinary
  item                          ($ .44)         $ .67           ($.65)          ($.60)

Extraordinary item              --              --              --              --
Net income per common share
  (Primary)                     ($ .44)         $ .67           ($.65)          ($.60)
Weighted Average Common Shares
  (Primary)                     2,012,514       2,012,514       2,012,514       2,012,514

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
($ and shares in 000's) (UNAUDITED)

									    Unrealized
									    Loss on     Retained
				    Common Stock                Additional  Marketable  Earnings
				Number of            Preferred  Paid-in     Equity      (Accum.
				Shares       Amount  Stock      Capital     Securities  Deficit)   Total
BALANCE, DECEMBER 31, 1994      2,013        $20     $9,830     $11,032     ($218)      ($19,207)  $1,457

Preferred dividends accrued
  Series I                                                      (100)                              (100)
Preferred dividends accrued
  Series II                                                     (236)                              (236)
Preferred dividends accrued
  Series III                                                    (268)                              (268)
Change in unrealized loss on
  marketable equity securities                                              156                    156
Issuance of Preferred Stock                          260                                           260
Net income (loss)                                                                       (709)      (709)

BALANCE, JUNE 30, 1995          2,013        $20     $10,090    $10,428     ($62)       ($19,916)  $560

BALANCE, DECEMBER 31, 1993      10,061       $100    $1,000     $11,421     $170        ($15,318)  ($2,627)

Preferred dividends accrued
  Series I                                                      (58)                               (58)
Preferred dividends accrued
  Series II                                                     (128)                              (128)
Change in unrealized loss on
  marketable equity securities                                              (323)                  (323)
Issuance of Preferred Stock                          5,000                                         5,000
Net income (loss)                                                                       (1,012)    (1,012)

BALANCE, JUNE 30, 1994          10,061       $100    $6,000     $11,235     ($153)      ($16,330)  $852

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
						  Six Months Ended
						      June 30,
($ IN 000's) (UNAUDITED)                        1995            1994
OPERATING ACTIVITIES:
Net Income (Loss)                               ($709)          ($1,012)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
Provision for losses on loans                   350             184
Provision for depreciation and amortization     102             112
Increase (decrease) in deferred loan fees
  and costs - net                               (20)            (89)
Amortization of loan purchase premiums          --              281
Amortization (accretion) of net investment
  security premiums (discounts)                 50              100
Loss (gain) on sale of securities               1               822
Loss (gain) on sale and provision for
  write-downs of other real estate owned        335             232
Decrease in accrued interest receivables        96              47
Decrease (increase) in prepaid and
  other assets                                  (241)           (16)
Decrease (increase) in accrued interest
  payable                                       (525)           (897)
Increase (decrease) in deferred revenue         (23)            (64)
Increase (decrease) in other liabilities        (173)           (139)
Net cash used by operating activities           ($757)          ($439)

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds
  sold                                          ($5)            $7,950
Proceeds from sales and maturities of
  investment securities                         9,027           11,329
Purchases of investment securities              (988)           (1,995)
Principal payments on mortgage-backed
  securities                                    --              491
Decrease (increase) in loans                    3,218           6,829
Proceeds from sales of OREO                     803             1,776
Purchases of property and equipment             (109)           (21)
Purchase of other assets held for lease         (7,959)         (3,171)
Proceeds from sales of other assets
  held for lease                                3,346           --
Net cash provided by investing activities       $7,333          $23,188

FINANCING ACTIVITIES:
Net decrease in demand, savings and money
  market deposit accounts                       ($4,024)        ($11,161)
Net decrease in time deposits                   (2,632)         (10,716)
Net decrease in treasury demand note account    --              (442)
Net cash used in financing activities           ($6,656)        ($22,319)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (80)            430
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR    3,130           4,305
CASH AND DUE FROM BANKS AT END OF QUARTER       $3,050          $4,735
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money       2,141           1,803
  Income taxes                                  --              2
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned   438             180
Issuance of preferred stock in exchange for
  marketable securities                         --              5,000
Preferred stock dividend declared and unpaid    344             186
Unrealized gain (loss) on valuation of
  instruments available for sale                156             153
Issuance of preferred stock dividend            260             --

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

In connection with the 1994 FDIC regulatory examination of the Bank, the Bank was required to submit a Revised Capital Restoration Plan (the "Capital Plan"); the Capital Plan was approved by the FDIC and the Banking Commissioner in December 1994. On July 11, 1995, the Bank received approval from the FDIC for an amendment to its Capital Plan.
The Capital Plan called for a $200,000 capital infusion at December 31, 1994 and a subsequent $1,000,000 infusion at June 30, 1995. The $200,000 infusion was completed; however, the second tranche was delayed due to certain events beyond the Company's control which delayed the effective date of the registration of the securities intended to be offered to raise the necessary capital. The amendment calls for an extension until September 30, 1995 to complete the securities registration and to raise a minimum of $1,200,000 million in new capital. The amendment also provides that the Company's majority shareholder will acquire such number of unsold securities in the offering as needed to achieve minimum net proceeds of $1,200,000. Upon completion of this equity offering, the Bank's Total Capital to risk-weighted assets ratio is projected to be approximately 8%, the Tier 1 capital to risk-weighted assets ratio will exceed 5%, and the Bank's Tier 1 Leverage Ratio is projected to be above 5%. This will result in the Bank being deemed "adequately capitalized" as defined in the FDIC Improvement Act. Thereafter, the Capital Plan provides for the Bank's attainment of the 6% Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1996 through retained earnings. Notwithstanding the foregoing, the ability of the Company and the Bank to complete the required equity offering or to otherwise maintain and increase regulatory capital as projected in the Capital
Plan is dependent upon, among other factors, the market conditions for the Company's equity securities, the Bank's ongoing profitability, the future levels of nonperforming assets and the local and the regional economy in which the Bank and its customers operate.

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

As of June 22, 1995, CBC Bancorp, Inc. (the "Company") is in the process of completing steps which will enable its common stock to be quoted on the Over-the-Counter Bulletin Board. The Company was notified by NASDAQ that the Company's common stock will no longer be listed on the NASDAQ SmallCap Market due to listing criteria.

NOTE C: PREFERRED STOCK DIVIDEND.

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors has voted to pay stock dividends in the amount of 26 shares of Preferred Series III Stock with a stated value of $260,000 to the majority shareholder as satisfaction of the same amount of dividends payable to him as of June 30, 1995. This action was taken in an effort to preserve the capital surplus of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

CBC BANCORP, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF INCOME
						Six Months Ended June 30,
($ In thousands, except per share data)         1995            1994
Net interest income                             1,357           2,217
Provision for loan losses                       350             184
Net interest income after provision for
  loan losses                                   1,007           2,033
Investment securities gains (losses)            (1)             (822)
Other non-interest income                       733             897
Other real estate owned expense                 440             400
Other non-interest expense                      2,008           2,720
NET INCOME (LOSS)                               (709)           (1,012)

Common Per share data:<F1>
Book value                                      --              --
Net income                                      (.65)           (.60)
Cash dividends                                  --              --

Financial Ratios
Yield on interest-bearing assets                8.12            8.49
Cost of funds                                   4.24            3.68
Interest rate spread                            3.88            4.81
Net interest margin                             3.70            4.68
Return on average assets(annualized)            --              --
Return on average equity(annualized)            --              --
Average equity to average assets                1.48            (.75)

At end of quarter:
  Loans to deposits                             70.74           82.00
  Nonperforming loans to total loans            14.41           16.95
  Nonperforming assets to total loans
    and OREO                                    20.00           23.20
  Allowance for loan losses to nonperforming
    loans                                       35.56           30.90
Capital ratios of bank subsidiary:
  Total risk-based                              6.27            4.37
  Tier 1 risk-based                             4.99            3.07
  Tier 1 leverage                               3.72            2.62

						At end of period June 30,
						1995            1994
Total assets                                    84,577          103,604
Net loans                                       55,085          76,829
Allowance for loan losses                       (2,083)         (4,247)
Securities                                      6,255           7,131
Deposits                                        80,818          99,203
Stockholders' equity                            560             852
Outstanding shares<F1>                          2,012,514       2,012,514

<F1> Per share financial data and number of shares outstanding have been adjusted to reflect the one for five stock split effective July 25, 1994.

RESULTS OF OPERATIONS

The Company's net loss for the six months ending June 30, 1995 was $709,000 or $.35 per share of common stock, a reduction in loss of $303,000 from the loss of $1,012,000 or $.50 per share of common stock for the prior year period. The large loss in 1994 was due primarily to a $852,000 loss incurred by the Company on the sale of securities associated with the equity contribution on March 24, 1994. This was offset by a gain of $227,000 from the sale of the Bank's leasehold interest in a parcel of land adjacent to the Bank's main office for cash, resulting in a net loss of $575,000 due to non-recurring events.

Total interest income for the six months ended June 30, 1995 decreased
$1,046,000 or 26% from the six month period ended June 30, 1994. This was due primarily to a 23% decrease in the average loans outstanding during the six month period, combined with a slight decrease in average interest rates charged for loans and a reallocation of the Bank's assets from investment securities to financial lease transactions which generate other non-interest income.

Total interest expense on deposits for the six months ended June 30, 1995 decreased $186,000 or 10% from the six month period ended June 30, 1994.
This reflects a 22% decrease in interest bearing deposits combined with a 15% increase in average interest rates paid.

Non-interest income increased $657,000 in the first six months of 1995 over the comparable period in 1994. The increase is largely attributable to the combination of $316,000 in income from financial lease transactions and the net charges of $575,000 taken in 1994 as mentioned above. The increase in tempered by a decrease in service charges of $199,000.

Non-interest expense decreased $670,000 or 21% for the first six months ended June 30, 1995 compared to the same period in 1994. The reduction of non-interest expense reflects management's efforts to significantly reduce professional fees as well as overall cost containment measures in all other general and administrative expenses.

The year-to-date provision for loan losses was $350,000 for 1995 and $184,000 for 1994.

The Company's net loss for the second quarter of 1995 was $571,000 or $.28 per common share, a reduction in loss of $603,000 from the net loss of $1,174,000 or $.58 per common share for the second quarter of 1994. As mentioned above the reduction was primarily due to losses incurred in 1994 relating to the equity contribution. In the second quarter of 1995 the Bank increased its other real estate owned reserve by approximately $300,000 as required by the Connecticut State Banking
Department based on the results of their examination of the Bank as of March 31, 1995. The effect of this was offset by a reduction of other operating expenses of approximately 34%.

FINANCIAL CONDITION

Gross loans decreased by $4,539,000 or 7.3% in the aggregate for the six months ended June 30, 1995. Investment securities and federal funds sold decreased $7,929,000 or 39.8%. The decrease is primarily the result of a reallocation of assets to the leasing program and a decrease in deposits of $6,656,000 or 7.6%.

At June 30, 1995, the Bank had $10,590,000 outstanding from leasing-related transactions. The leasing business includes short term financing of leases which are subsequently placed with permanent lenders, accounts receivable purchases resulting from leasing transactions and equipment purchased for prospective lessees. Most transactions are short term in nature.

The decrease in deposits is partially attributed to the closing of the Bank's Greenwich Branch on March 1, 1995 as well as the migration of customer funds to other markets.

CAPITAL ADEQUACY


The following table summarizes the minimum capital requirements and capital positions at June 30, 1995 and December 31, 1994:
($ in thousands)                                June 30, 1995                   December 31, 1994
					Minimum         Actual          Minimum         Actual
					Capital         Capital         Capital         Capital
					Required        Bank            Required        Bank
					- Bank                          - Bank
Regulatory Capital Requirements
Total risk based capital percentage     8.00%           6.27%           8.00%           7.26%
Total risk based capital                5,058           3,959           5,059           4,590

Tier 1 risk based capital percentage    4.00%           4.99%           4.00%           5.97%
Tier 1 risk based capital               2,529           3,153           2,530           3,777

Leverage (per order) percentage         6.00%           3.72%           6.00%           3.95%
Leverage (per order)                    5,091           3,153           5,725           3,799

At June 30, 1995, the Bank's minimum leverage ratio was below 4%, and therefore the FDIC could issue a prompt corrective action directive which would impose certain restrictions on the Bank. Based on the July 11, 1995 approval by the FDIC of the Bank's amendment to the Capital Plan, the Bank does not anticipate any such regulatory action at this time, provided the Bank achieves the amended Capital Plan.

LOANS

($ in thousands)                June 30, 1995                   December 31, 1994
						% of                            % of
				Amount          Total           Amount          Total
Commercial collateralized
  by real estate                $24,936         44%             $34,044         55%
Commercial other                16,553          29%             12,757          21%
Residential real estate
  mortgage                      11,825          20%             12,663          21%
Consumer                        1,838           3%              2,331           3%
Lease financing                 2,083           4%              --              --
Total loans - gross             $57,235         100%            $61,795         100%

Unearned income                 ($30)                           ($49)
Deferred loan fees              (37)                            (39)
Allowance for loan losses       (2,083)                         (2,637)
Total Loans - net               $55,085                         $59,070
Average outstanding loans
  - net                         $59,446                         $74,283

NONPERFORMING ASSETS

($ in thousands)                        June 30,        December 31,
					1995            1994
Loans past due 90 days or more:
  Non-accrual                           $6,170          $7,885
  Accrual                               2,067           1,305
Total loans past due 90 days or more    8,237           9,190
Other real estate owned ("OREO"):
  Foreclosed properties                 2,702           3,088
  In-substance foreclosures             782             1,225
Total OREO                              3,484           4,313
TOTAL NONPERFORMING ASSETS              $11,721         $13,503

Nonperforming assets to total loans
  (net) and OREO (net)                  20.00%          21.30%
Allowance for loan losses to total
  loans past due 90 days or more        35.56%          28.69%
As a percentage of total loans:
  Loans past due 90 days or more        14.41%          14.89%
  Allowance for loan losses             3.64%           4.27%

Non-accrual loans consisted of the following:

($ in thousands)                        June 30,        December 31,
					1995            1994
Non-accrual loans:
  Real estate loans                     $6,024          $7,354
  Commercial other                      146             530
TOTAL NON-ACCRUAL LOANS                 $6,170          $7,884

OREO consisted of the following:

($ in thousands)                        June 30,        December 31,
					1995            1994
1 - 4 family residential properties     $960            $1,233
Multifamily residential properties      265             331
Commercial real estate                  1,414           1,846
Construction & Land Development         845             903
TOTAL OREO                              $3,484          $4,313

The Company, in most cases, discontinues the accrual of interest income whenever reasonable doubt exists as to its ultimate collectibility or when the loan is 90 days or more past due. When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

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


The changes in the allowance for loan losses were as follows:

Six months ended June 30,               1995            1994
($ in thousands)
Beginning balance                       $2,637          $5,012

Loans charged-off                       ($1,246)        (731)
Recoveries                              342             292
Net loan recoveries (charge-offs)       (904)           (438)
Provision for loan losses               350             74

Ending balance                          $2,083          $4,648

Net loan charge-offs to average loans
  outstanding                           1.52%           0.54%

While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations. The Connecticut Department of Banking completed its regulatory examination of the Bank as of the close of business on April 4, 1995. While the Bank was required to make certain adjustments which reduced the Bank's and the Company's capital as of June 30, 1995 by approximately $300,000, the adjustments are minimal in comparison to the results from each of the previous five regulatory examinations of the Bank conducted by the Connecticut Banking Department and the FDIC. In addition, the Connecticut Banking Department determined that the Bank's allowance for loan losses was adequate as of the examination date.

The Bank has adopted Financial Accounting Standard 114 "Accounting By Creditors for Impaired Loans" effective January 1, 1995. In connection therewith, Management reviews the non-accrual loan portfolio and loans past due 90 days and accruing to determine if there is loan impairment. At June 30, 1995 the Bank's impaired loans amounted to $__________. The Bank has allocated $__________ of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of June 30, 1995 in accordance with the requirements of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of the December 31, 1994 Form 10-K.

At June 30, 1995                Amortized       Gross Unrealized        Estimated
($ in thousands)                Cost            Gains   Losses          Market Value
U.S. Treasury Securities        $5,612          --      ($58)           $5,574
Marketable equity securities    205             --      (24)            182
Other                           500             --      --              500
TOTAL INVESTMENT SECURITIES     $6,317          --      ($62)           $6,255

At December 31, 1994            Amortized       Gross Unrealized        Estimated
($ in thousands)                Cost            Gains   Losses          Market Value
(A)  HELD-TO-MATURITY
U.S. Treasury Notes             $6,909          --      ($39)           $6,870

(B)  AVAILABLE FOR SALE
U.S. Treasury Notes             $6,293          --      ($195)          $6,098
Certificate of Deposit          500             --      --              500
State of Israel Bond            500             --      --              500
Marketable Equity Securities    205             --      (23)            182
TOTAL INVESTMENT SECURITIES     $7,498          --      ($218)          $7,280

In March 1995 the Bank made a business decision to sell the investments held-to-maturity as a result of a comparable decrease in deposits. The Bank has been advised by the Connecticut Department of Banking that it must request prior regulatory approval to establish a held-to-maturity portfolio in the future.

NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

Six months ended June 30,                  1995                                   1994
				Average                  Average       Average                  Average
($ in thousands)                Balance    Interest      Rate          Balance    Interest      Rate
Assets:
  Loans                         $59,446    $2,562        8.69%         $80,588    $3,677        9.20%
  Securities                    9,973      288           5.82%         10,201     267           5.28%
  Federal Funds Sold            4,476      124           5.59%         4,724      76            3.24%
Total Earning Assets            73,895     2,974         8.12%         95,513     4,020         8.49%
Cash and due from banks         2,230                                  3,420
Other assets                    11,079                                 11,195
Total Assets                    $87,204                                $110,128

Liabilities & Stockholder's
  equity:
Interest-bearing deposits:
  Time certificates             $56,363    $1,339        4.79%         $69,555    1,391         4.03%
  Savings deposits              17,837     178           2.01%         27,523     323           2.37%
Total interest-bearing deposits 74,200     1,517         4.12%         97,078     1,714         3.56%
Other borrowings                1,750      100           11.52%        1,670      89            10.75%
Total interest-bearing
  liabilities                   75,953     1,617         4.24%         98,748     1,803         3.68%
Demand deposits                 8,241                                  10,468
Other liabilities               1,719                                  1,741
Stockholders' equity            1,291                                  (829)
Total liabilities and
  stockholders' equity          $87,204                                 $110,128
Net interest income/rate spread            1,357         3.88%                    2,217         4.81%
Net interest margin                                      3.70%                                  4.68%

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

Change from June 30, 1994
  to June 30, 1995 attributable to:
($ in thousands)                Volume          Rate            Total
Interest income:
Loans                           ($920)          ($195)          ($1,115)
Investment securities           (6)             27              21
Short-term investments          (4)             52              48
Total interest income           ($930)          ($116)          ($1,046)

Interest expense:
Deposits:
  Time certificates             (4,576)         4,524           (52)
  Savings deposits              (102)           (43)            (145)
Total interest expense on
  deposits                      (4,678)         4,481           (197)
Other interest-bearing
  liabilities                   4               7               11
Total interest expense          ($4,674)        $4,488          ($186)
NET INTEREST INCOME             ($286)          ($161)          ($447)

COMMITMENTS AND CONTINGENCIES

The Company and certain of its former directors and officers are defendants in a suit alleging violations under the Securities Exchange Act of 1934. The suit is described more fully in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

PART II.   OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibit 27:  Financial Data Schedule

(b)     Two Form 8-K's were filed since the fourth quarter ended
	December 31, 1994 as follows:

	Items Reported          Financial Statements Filed    Date Filed

	1.      NASDAQ Delisting                None          June 22, 1995

	2.      Approval of Modified            None          July 11, 1995
		Capital Restoration Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

	CBC BANCORP, INC.
	(Registrant)


Date:   August 14, 1995
	Charles Pignatelli
	President and Chief Executive Officer



	Barbara Van Bergen
	Chief Accounting Officer