Form 10-Q
period 1995-09-30
CBC BANCORP INC
filed 1995-11-14
CIK 799026

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

     As of September 30, 1995, there were 2,012,514 shares of CBC Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.

                        CBC BANCORP, INC.



PART I.   FINANCIAL INFORMATION


                                                      PAGE

Item 1.                              Financial Statements


Unaudited Consolidated Balance Sheets                   1
September 30, 1995 and December 31, 1994


Unaudited Consolidated Statements of Operations         2
Three Months and Nine Months Ended September 30,
1995 and September 30, 1994


Unaudited Consolidated Statements of Changes in         3
Shareholders' Equity -- Nine Months Ended
September 30, 1995 and September 30, 1994


Unaudited Consolidated Statements of Cash Flows         4
Nine Months Ended September 30, 1995 and
September 30, 1994


Notes to Consolidated Financial Statements              5


Item 2. Management's Discussion and Analysis of         6
Financial Condition and Results of Operations


PART II.                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K               13


SIGNATURES                                             14

CBC BANCORP, INC. AND
SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                         September      December
                                               30,      31,
(Dollars in 000's)                            1995      1994
(UNAUDITED)
ASSETS

LOANS (net of allowance for loan           $54,575      $59,070
losses:  1995, $2,027; 1994,
$2,637):
INVESTMENT SECURITIES
  Held to Maturity                              --      6,909
  Held for Sale                              6,055      7,280
FEDERAL FUNDS SOLD                           4,750      5,700
TOTAL EARNING ASSETS                        65,380      78,959

CASH AND DUE FROM BANKS                      3,404      3,130
ACCRUED INTEREST RECEIVABLE                    684      858
PROPERTY AND EQUIPMENT - NET                   819      973
OTHER ASSETS HELD FOR LEASE                  7,573      3,894
PREPAID AND OTHER ASSETS                       817      595
OTHER REAL ESTATE OWNED                      3,819      4,313
TOTAL ASSETS                               $82,496      $92,722

LIABILITIES AND SHAREHOLDERS'
EQUITY
DEPOSITS:
  Demand                                    $8,322      $9,248
  Savings and NOW                           13,017      14,979
  Money market                               2,921      5,090
  Time deposits under $100                  49,717      52,584
  Time deposits of $100 or                   4,861      5,573
     more
TOTAL DEPOSITS                             $78,838      $87,474

ACCRUED INTEREST PAYABLE                       446      941
DIVIDENDS PAYABLE                            1,179      649
OTHER LIABILITIES                              423      743
SENIOR NOTES                                   148      148
CAPITAL NOTES                                  220      220
MANDATORY CONVERTIBLE CAPITAL                1,090      1,090
NOTES
TOTAL LIABILITIES                          $82,344      $91,265

COMMITMENTS AND CONTINGENT
LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                          $10,220      $9,830
  Common Stock                                  20      20
  Additional paid-in capital                10,113      11,032
  Unrealized gain  (loss) on                  (24)      (218)
     marketable equity securities
  Accumulated deficit                     (20,177)      (19,207)

TOTAL SHAREHOLDERS' EQUITY                     152      1,457

         TOTAL LIABILITIES AND             $82,496      $92,722
          SHAREHOLDERS' EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND
SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three Months                    Nine Months
                                Ended                           Ended
                                September 30,                   September 30,
(Dollars in 000's except per    1995            1994            1995            1994
share data) (UNAUDITED)
INTEREST INCOME:
Interest and fees on loans      $1,368          $1,631          $3,930          $5,290
Interest and dividends on
investments:
  U.S. Treasury securities      72              80              318             280
  U.S. Government agency        --              --              --              33
     securities
  Other securities              11              14              53              48
Interest on federal funds       56              39              180             115
     sold
TOTAL INTEREST INCOME           $1,507          $1,764          $4,481          $5,766

INTEREST EXPENSE:
Interest on deposits:
  Savings and time deposits     $745            $679            $2,097          $2,301
     under $100
  Time deposits of $100 or      73              53              238             145
     more
Total Interest on Deposits      818             732             2,335           2,446
Interest on borrowed money:
  Long-term borrowings          44              79              130             155
  Treasury demand note          --              --              --              4
     accounts
  Other                         7               8               21              17
Total Interest on borrowed      51              87              151             176
     money
TOTAL INTEREST EXPENSE          869             819             2,486           2,622
NET INTEREST INCOME             638             945             1,995           3,144
Provision for loan losses       --              --              350             1,641
NET INTEREST INCOME (LOSS)
     AFTER PROVISION
     FOR LOAN LOSSES            $638            $945            $1,645          $1,503
OTHER OPERATING INCOME:
Service fees on deposits        $87             $158            $319            $500
Processing and transfer fees    21              18              73              50
Net gain (loss) on sale of      (15)            --              (16)            (822)
     securities
Gain on sale of lease           --              --              --              227
Lease asset income              161             294             477             404
Gain on sale of loans           0               112             62              180
Other                           35              55              106             173
TOTAL OTHER OPERATING INCOME    $289            $637            $1,021          $712
OTHER OPERATING EXPENSES:
Salaries and employee           $534            $609            $1,650          $1,800
     benefits
Occupancy                       81              121             242             378
Supplies and communications     46              58              130             157
Professional services           120             338             358             1,016
Furniture and equipment         20              20              59              59
     maintenance
Depreciation and amortization   52              59              154             171
FDIC insurance                  61              78              198             267
Other insurance                 19              22              63              81
Other real estate owned         135             208             575             818
Other                           120             36              207             197
TOTAL OTHER OPERATING           $1,188          $1,549          $3,636          $4,944
     EXPENSES
INCOME (LOSS) BEFORE INCOME
     TAX AND
     EXTRAORDINARY ITEM         (261)           33              (970)           (2,729)
Income tax                      --              --              --              2
INCOME BEFORE EXTRAORDINARY     (261)           33              (970)           (2,731)
     ITEM
Extraordinary item - Tax
     benefit from net operating
     loss carryforward          --              --              --              --
NET INCOME (LOSS)               ($261)          $33             ($970)          ($2,731)
Less preferred stock            (315)           (148)           (919)           (307)
     dividends
Loss applicable to common       ($576)          ($115)          ($1,889)        ($3,038)
     stock

Income (loss) per common        ($ .29)         ($ .06)         ($ .94)         ($1.51)
     share before
     extraordinary item

Extraordinary item              --              --              --              --
Net income (loss) per common    ($ .29)         ($ .06)         ($ .94)         ($1.51)
     share (Primary)
Weighted Average Common         2,012,514       2,012,514       2,012,514       2,012,514
     Shares (Primary)

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
($ and shares in 000's) (UNAUDITED)

                            Common                      Unrealized
                        ----Stock------                 Loss on                         Retained
                        Number                          Additional      Marketable      Earnings
                        of              Preferred       Paid-in         Equity          (Accum.
                        Shares  Amount  Stock           Capital         Securities      Deficit)        Total
BALANCE, DECEMBER 31,   2,013   $20     $9,830          $11,032         ($218)          ($19,207)       $1,457
     1994

Preferred dividends                                     (152)                           (152)
     accrued Series I
Preferred dividends                                     (356)                           (356)
     accrued Series II
Preferred dividends                                     (411)                           (411)
     accrued Series
     III
Change in unrealized                                                    194                             194
     loss on
     marketable equity
     securities
Issuance of Preferred                   390                                                             390
     Stock
Net income (loss)                                                                       (970)           (970)

BALANCE, SEPTEMBER 30,  2,013   $20     $10,220         $10,113         ($24)           ($20,177)       $152
1995

BALANCE, DECEMBER 31,   10,061  $100    $1,000          $11,421         $170            ($15,318)       ($2,627)
1993

Reverse Stock Split     (8,048) (80)                    80                                              --
     (one for five)
Preferred dividends                                     (100)                                           (100)
     accrued Series I
Preferred dividends                                     (277)                                           (277)
     accrued Series II
Preferred dividends                                     (2)                                             (2)
     accrued Series
     III
Change in unrealized
     loss on
     marketable equity                                                  (291)                           (291)
     securities
Issuance of Preferred                   5,260                                                           5,260
     Stock
Net income (loss)                                                                       (2,731)         (2,731)

BALANCE, SEPTEMBER 30,  2,013   $20     $6,260          $11,122         ($121)          ($18,049)       ($768)
1994

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Nine Months Ended
                                                September 30,
($ IN 000's) (UNAUDITED)                        1995            1994
OPERATING ACTIVITIES:
Net Income (Loss)                               ($970)          ($2,731)
Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
Provision for losses on loans                   350             1,641
Provision for depreciation and amortization     154             171
Increase (decrease) in deferred loan fees       (25)            (151)
     and costs - net
Amortization of loan purchase premiums          --              378
Amortization (accretion) of net investment      83              136
     security premiums (discounts)
Loss (gain) on sale of securities               16              822
Loss (gain) on sale and provision for write-    404             408
     downs of other real estate owned
Decrease in accrued interest receivables        174             268
Decrease (increase) in prepaid and other        (183)           (263)
     assets
Decrease (increase) in accrued interest         (495)           (974)
     payable
Increase (decrease) in deferred revenue         (23)            (223)
Increase (decrease) in other liabilities        (22)            37
Net cash used by operating activities           ($537)          ($481)

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds        $950            $5,125
     sold
Proceeds from sales and maturities of           9,217           11,330
     investment securities
Purchases of investment securities              (988)           (1,995)
Principal payments on mortgage-backed           --              491
     securities
Decrease (increase) in loans                    2,757           11,384
Proceeds from sales of OREO                     1,331           2,759
Purchases of property and equipment             (142)           (32)
Purchase of other assets held for lease         (7,959)         (4,334)
Proceeds from sales of other assets held for    4,280           --
     lease
Net cash provided by investing activities       $9,446          $24,728

FINANCING ACTIVITIES:
Net decrease in demand, savings and money       ($5,056)        ($14,689)
     market deposit accounts
Net decrease in time deposits                   (3,579)         (13,996)
Net decrease in treasury demand note account    --              (442)
Proceeds from issuance of Senior Notes          --              3,378
Proceeds from issuance of Preferred Stock       --              260
Net cash used in financing activities           ($8,635)        ($25,489)

INCREASE (DECREASE) IN CASH AND CASH            274             (1,242)
     EQUIVALENTS
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR    3,130           4,305
CASH AND DUE FROM BANKS AT END OF QUARTER       $3,404          $3,063
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money       2,830           3,599
  Income taxes                                  --              2
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate         1,413           2,411
     Owned
Issuance of preferred stock in exchange for     --              5,000
     marketable securities
Preferred stock dividend declared and unpaid    529             379
Unrealized gain (loss) on valuation of          194             (291)
     instruments available for sale
Issuance of preferred stock dividend            390             --

CBC BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A:BASIS OF PRESENTATION

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

NOTE B:REGULATORY MATTERS

The  Bank  and its Board of Directors believe that the  Bank  has complied  fully  with  each of the terms of  the  1991  and  1993
Orders, except for the 6 percent Tier 1 leverage ratio.

In connection with the 1994 FDIC regulatory examination of the Bank, the Bank was required to submit a Revised Capital
Restoration Plan (the "Capital Plan"); the Capital Plan was approved by the FDIC and the Banking Commissioner in December 1994. On July 11, 1995, the Bank received approval from the FDIC for an amendment to its Capital Plan. The Capital Plan called for a $200,000 capital infusion at December 31, 1994 and a subsequent $1,000,000 infusion at June 30, 1995. The $200,000 infusion was completed; however, the second tranche was delayed due to certain events beyond the Company's control which delayed the effective date of the registration of the securities intended to be offered to raise the necessary capital. The amendment called for an extension until September 30, 1995 to complete the securities registration and to raise a minimum of $1,200,000 million in new capital. The amendment also provided that the Company's majority shareholder would acquire such number of unsold securities in the offering as needed to achieve minimum net proceeds of $1,200,000. On September 29, 1995, the Bank requested a modification to the Capital Plan which called for the injection of $400,000 of capital by the majority shareholder in October 1995 and the injection of the remaining amount necessary for the Bank to achieve the $1.2 million of new equity by
November 30, 1995. On October 20, 1995, the Company issued $400,000 of Short-Term Senior Notes, which were offered pursuant to the Company's August 14, 1995 Prospectus, to a company controlled by the majority shareholder in exchange for equity securities with a market value of $400,000. The equity securities were immediately sold by the Company and the proceeds contributed to the Bank. The Bank is awaiting a response from the FDIC to its request. Notwithstanding the foregoing, the ability of the Company and the Bank to complete the required equity offering or to otherwise maintain and increase regulatory capital as projected in the Capital Plan is dependent upon, among other factors, the market conditions for the Company's equity securities, the Bank's ongoing profitability, the future levels of nonperforming assets and the local and the regional economy in which the Bank and its customers operate.

In an effort to restore and maintain the financial soundness of the Company, a written agreement (the "Agreement") was entered into with the Federal Reserve Bank of Boston (the "FRB") effective November 2, 1994. The Agreement requires the Company to seek written approval of the FRB prior to declaring or paying dividends, increasing borrowings or incurring debt, engaging in material transactions with the Bank or other affiliated parties, or making cash disbursements in excess of agreed upon amounts. The FRB and the State of Connecticut Banking Department conducted a joint examination of the Company using financial data as of March 31, 1995. The report of inspection was issued September 22, 1995 and had no financial adjustments, and the Company was found to be in general compliance with the Written Agreement.

As of June 22, 1995, the Company was notified by NASDAQ that the Company's common stock will no longer be listed on the NASDAQ SmallCap Market due to listing criteria. The Company is in the process of completing steps which will enable its common stock to be quoted on the Over-the-Counter Bulletin Board.

NOTE C:PREFERRED STOCK DIVIDEND

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors has voted and the holder agreed to pay stock dividends in lieu of cash dividends in the amount of 39 shares of Preferred Series III Stock with a stated value of $390,000 to the majority shareholder as satisfaction of the same amount of dividends payable to him through September 30, 1995. This action was taken in an effort to preserve the capital surplus of the Company.

Item 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
CBC BANCORP, INC. AND SUBSIDIARY                Nine Months Ended
CONDENSED STATEMENTS OF INCOME                  September 30,
($ In thousands, except per share data)         1995            1994
Net interest income                             1,995           3,144
Provision for loan losses                       350             1,641
Net interest income after provision for loan    1,645           1,503
     losses
Investment securities gains (losses)            (16)            (822)
Other non-interest income                       1,037           1,534
Other real estate owned expense                 575             818
Other non-interest expense                      3,061           4,128
NET INCOME (LOSS)                               (970)           (2,731)

Common Per share data<F1>
Book value                                      (5.00)          (3.49)
Net income                                      (.94)           (1.51)
Cash dividends                                  --              --

Financial Ratios
Yield on interest-bearing assets                8.29            8.03
Cost of funds                                   4.44            3.67
Interest rate spread                            3.85            4.36
Net interest margin                             3.69            4.38
Return on average assets(annualized)            --              --
Return on average equity(annualized)            --              --
Average equity to average assets                .76             (.76)

At end of quarter:
Loans to deposits                               69.22           76.79
Nonperforming loans to total loans              11.06           10.83
Nonperforming assets to total loans and OREO    17.27           19.19
Allowance for loan losses to nonperforming      32.56           44.56
     loans
Capital ratios of bank subsidiary:
Total risk-based                                6.01            7.08
Tier 1 risk-based                               4.74            5.79
Tier 1 leverage                                 3.62            4.60


At end of period                                September 30,
                                                1995            1994

Total assets                                    82,496          98,693
Net loans                                       54,575          70,951
Allowance for loan losses                       (2,027)         (3,572)
Securities                                      6,055           7,126
Deposits                                        78,838          92,395
Stockholders' equity                            152             (768)
Outstanding shares<F1>                          2,012,514       2,012,514

<F1> Per share financial data and number of shares outstanding have been adjusted to reflect the one for five stock split effective July 25, 1994.

RESULTS OF OPERATIONS

The Company's net loss before preferred stock dividends for the nine months ending September 30, 1995 was $970,000 or $.48 per share of common stock, a reduction in loss of $1,761,000 from the loss of $2,731,000 or $1.36 per share of common stock for the prior year period. The large loss in 1994 was due primarily to a charge to earnings of $1,752,000 to increase the loan provision and reduce carrying values of foreclosed assets as the result of the June 30, 1994 FDIC exam. In addition, a $852,000 loss was incurred by the Company on the sale of securities associated with the equity contribution on March 24, 1994. This was offset by a gain of $227,000 from the sale of the Bank's leasehold interest in a parcel of land adjacent to the Bank's main office for cash, resulting in a net loss of $575,000 due to non-recurring events.

Total interest income for the nine months ended September 30, 1995 decreased $1,285,000 or 22% from the nine month period ended September 30, 1994. This was due primarily to a 28% decrease in the average loans outstanding during the nine month period, which was offset by a slight increase in average interest rates charged for loans. The Bank also reallocated some funds from investment securities to financial lease transactions which generate other non-interest income.

Total interest expense on deposits for the nine months ended September 30, 1995 decreased $111,000 or 5% from the nine month period ended September 30, 1994. This reflects a 22% decrease in interest bearing deposits combined with a 22% increase in average interest rates paid.

Non-interest income increased $309,000 in the first nine months of 1995 over the comparable period in 1994. The increase is largely attributable to the net charges of $575,000 taken in 1994 as mentioned above. The increase is tempered by a decrease in service charges of $181,000 and a decrease in premiums from SBA loan sales of $118,000.

Non-interest expense decreased $1,358,000 or 27% for the first nine months ended September 30, 1995 compared to the same period in 1994. The reduction of non-interest expense reflects management's efforts to significantly reduce professional fees which decreased $658,000 or 65% and expenses relating to other real estate owned which decreased $243,000 or 30% over the comparable period in 1994 , despite the Bank increasing its other real estate owned reserve by approximately $300,000 as required by the Connecticut State Banking Department based on their examination of the Bank as of March 31, 1995.

The year-to-date provision for loan losses was $350,000 for 1995 and $1,641,000 for 1994.

The Company's net loss for the third quarter of 1995 was $261,000 or $.13 per common share, a reduction in income of $294,000 from the net income of $33,000 or $.02 per common share for the second quarter of 1994. The loss can be attributed to a decrease in net interest income of $307,000 or 32%, a decrease in other income of $348,000 or 55% which was offset by a decrease in other operating expenses of $361,000 or 23%.

FINANCIAL CONDITION

Gross loans decreased by $17,364,000 or 23% in the aggregate for the nine months ended September 30, 1995. Investment securities and federal funds sold decreased $1,846,000 or 14.6%. The decrease is primarily the result of a reallocation of assets to the leasing program and a decrease in deposits of $13,557,000 or 14.7%.

At September 30, 1995, the Bank had $12,699,000 outstanding from leasing-related transactions. The leasing business includes short term financing of leases which are subsequently placed with permanent lenders, accounts receivable purchases resulting from leasing transactions and equipment purchased for prospective lessees. Most transactions are short term in nature.

The decrease in deposits is partially attributed to the closing of the Bank's Greenwich Branch on March 1, 1995 as well as the migration of customer funds to other markets.

CAPITAL ADEQUACY

The following table summarizes the minimum capital requirements and capital positions at September 30, 1995 and December 31, 1994:

($ in thousands)         September 30, 1995  December 31, 1994
                          Minimum   Actual    Minimum   Actual
                          Capital   Capital   Capital   Capital
                         Required    Bank    Required    Bank
                          - Bank              - Bank

Regulatory Capital
Requirements
Total risk based capital   8.00%     6.01%     8.00%     7.26%
     percentage
Total risk based capital   4,994     3,755     5,059     4,590

Tier 1 risk based          4.00%     4.74%     4.00%     5.97%
     capital percentage
Tier 1 risk based          2,497     2,959     2,530     3,777
     capital

Leverage (per order)       6.00%     3.62%     6.00%     3.95%
     percentage
Leverage (per order)       4,903     2,959     5,725     3,799

At September 30, 1995, the Bank's minimum leverage ratio was below 4%, and therefore the FDIC could issue a prompt corrective action directive which would impose certain restrictions on the Bank.

LOANS

($ in thousands)              September 30,   December 31,
                                   1995           1994
                                       % of           % of
                              Amount   Total Amount   Total

Commercial collateralized by  $26,309    46% $34,044    55%
     real estate
Commercial other               12,387    22%  12,757    21%
Residential real estate        11,131    20%  12,663    21%
     mortgage
Consumer                        1,825     3%   2,331     3%
Lease financing                 5,012     9%      --     --
Total loans - gross           $56,664   100% $61,795   100%

Unearned income                 ($25)          ($49)
Deferred loan fees               (37)           (39)
Allowance for loan losses     (2,027)        (2,637)
Total Loans - net             $54,575        $59,070
Average outstanding loans -   $59,120        $74,283
     net

NONPERFORMING ASSETS

($ in thousands)                        September 30,   December 31,
                                        1995            1994

  Loans past due 90 days or more:
    Non-accrual                         $5,688          $7,885
    Accrual                             578             1,305
  Total loans past due 90 days or       6,266           9,190
       more
  Other real estate owned ("OREO"):
    Foreclosed properties               3,037           3,088
    In-substance foreclosures           782             1,225
  Total OREO                            3,819           4,313
  TOTAL NONPERFORMING ASSETS            $10,085         $13,503

  Nonperforming assets to total         17.27%          21.30%
       loans (net) and OREO (net)
  Allowance for loan losses to total    32.35%          28.69%
       loans past due 90 days or more
  As a percentage of total loans:
    Loans past due 90 days or more      11.06%          14.89%
    Allowance for loan losses           3.58%           4.27%

Non-accrual loans consisted of the following:

($ in thousands)                        September 30,   December 31,
                                        1995            1994

  Non-accrual loans:
    Real estate loans                   $5,626          $7,354
    Commercial other                    62              530
  TOTAL NON-ACCRUAL LOANS               $5,688          $7,884

OREO consisted of the following:

($ in thousands)                        September 30,   December 31,
                                        1995            1994

  1 - 4 family residential              $1,477          $1,233
       properties
  Multifamily residential               245             331
       properties
  Commercial real estate                1,363           1,846
  Construction & Land                   734             903
       Development
  TOTAL OREO                            $3,819          $4,313

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

The changes in the allowance for loan losses were as follows:

  Nine months ended September 30,       1995            1994
  ($ in thousands)

  Beginning balance                     $2,637          $5,012
  Loans charged-off                     ($1,319)        (731)
  Recoveries                            359             292
  Net loan recoveries (charge-offs)     (960)           (438)
  Provision for loan losses             350             74

  Ending balance                        $2,027          $4,648

  Net loan charge-offs to               3.43%           0.54%
       average loans outstanding

While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations. The Federal Deposit Insurance Corporation completed its regulatory examination of the Bank on October 31, 1995 and determined that the Bank's allowance for loan losses was adequate after the Bank agreed to increase the provision by $225,000 which was reflected in the October 31, 1995 allowance for loan losses.

The Bank has adopted Financial Accounting Standard 114 "Accounting By Creditors for Impaired Loans" effective January 1, 1995. In connection therewith, Management reviews the non-accrual loan portfolio and loans past due 90 days and accruing to determine if there is loan impairment. At September 30, 1995 the Bank's impaired loans amounted to $5,688,000. The Bank has allocated $790,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of September 30, 1995 in accordance with the requirements of Statement of Financial Accounting Standards No. 115 (SFAS No.
115) "Accounting for Certain Investments in Debt and Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of the December 31, 1994 Form 10-K.

At September 30, 1995                           Gross           Estimated
                                Amortized       Unrealized      Market
($ in thousands)                Cost            Gains   Losses  Value

U.S. Treasury Securities        $5,579          --      ($24)   $5,555
Other                           500             --      --      500
TOTAL INVESTMENT SECURITIES     $6,079          --      ($24)   $6,055

At December 31, 1994                            Gross           Estimated
                                Amortized       Unrealized      Market
($ in thousands)                Cost            Gains   Losses  Value

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

NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

Nine months ended
September 30,           --------1995-------------------         --------1994-------------------
                        Average                 Average         Average                 Average
($ in thousands)        Balance Interest        Rate            Balance Interest        Rate
Assets:
  Loans                 $59,120 $3,930          8.86%           $82,250 $5,290          8.58%
  Securities            8,665   371             5.70%           9,183   362             5.26%
  Federal Funds         4,259   180             5.63%           4,354   115             3.52%
     Sold
Total Earning           72,044  4,481           8.29%           95,787  5,767           8.03%
     Assets
Cash and due from       2,243                                   3,319
     banks
Other assets            11,113                                  7,417
Total Assets            $85,400                                 $106,523

Liabilities and
     Stockholder's
     equity:
Interest-bearing
     deposits:
  Time certificates     $55,536 $2,075          4.98%           $66,993 $2,012          4.00%
  Savings deposits      17,325  260             2.00%           26,137  434             2.21%
Total interest-         72,861  2,335           4.27%           93,130  2,446           3.50%
     bearing deposits
Other borrowings        1,747   151             11.51%          1,993   175             11.71%
Total interest-         74,608  2,486           4.44%           95,123  2,621           3.67%
bearing liabilities
Demand deposits         8,137                                   10,312
Other liabilities       2,002                                   1,896
Stockholders'           653                                     (808)
     equity
Total liabilities       $85,400                                 $106,523
     and stockholders'
     equity
Net interest                    1,995           3.85%                   3,146           4.36%
     income/rate spread
Net interest margin                             3.69%                                   4.38%

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

                                   Change from September 30, 1994
                                   to September 30, 1995
                                   attributable to:
     ($ in thousands)              Volume       Rate    Total

     Interest income:
     Loans                         ($1,545      $185    ($1,360)
     Investment securities         (16)         25      9
     Short-term investments        (2)          67      65
     Total interest income         ($1,563)     $277    ($1,286)

     Interest expense:
     Deposits:
       Time certificates           (147)        210     63
       Savings deposits            (135)        (39)    (174)
     Total interest expense on     (282)        171     (197)
          deposits
     Other interest-bearing        (21)         (3)     (24)
          liabilities
     Total interest expense        ($303)       $168    ($135)
     NET INTEREST INCOME           ($1,260)     $109    ($1,151)

COMMITMENTS AND CONTINGENCIES

The Company and certain of its former directors and former officers are defendants in a suit alleging violations under the Securities Exchange Act of 1934. The suit is described more fully in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-K

(a)  Exhibit 27:  Financial Data Schedule

(b)  Two Form 8-K's were filed since the fourth quarter ended
     December 31, 1994 as follows:

     Items Reported             Financial Statements    Date Filed
                                Filed

     1. NASDAQ Delisting        None                    June 22, 1995

     2. Approval of Modified    None                    July 11, 1995
        Capital Restoration
        Plan


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              CBC BANCORP, INC.
                              (Registrant)


Date:   November 14, 1995
                              /S/ Charles Pignatelli
                              Charles Pignatelli
                              President and Chief Executive Officer


                              /S/
                              Barbara Van Bergen
                              Chief Accounting Officer

EXHIBIT 27 FINANCIAL DATA SCHEDULE

