Form 10-K
period 1995-12-31
CBC BANCORP INC
filed 1996-04-01
CIK 799026

CBC BANCORP, INC.

PART I

ITEM 1. BUSINESS

GENERAL

CBC Bancorp, Inc. (the "Company") is a registered bank holding company. The Company's principal subsidiary is Connecticut Bank of Commerce (the "Bank"), a Connecticut chartered commercial bank. The Company also owns an immaterial subsidiary, Amity Loans, Inc.

The Bank is a full-service commercial bank with its main office in Woodbridge, Connecticut, and with three other branch offices located in Branford, Norwalk and Stamford, Connecticut. From its main office and other branch offices, the Bank provides a broad range of commercial and consumer banking services to businesses and consumers located in New Haven and Fairfield Counties and throughout Connecticut, including checking and savings accounts and loans to small and medium-sized businesses, professional organizations and individuals. All deposits in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law.

In the second quarter of 1994, the Bank established a financial lease program. Under its financial lease program, the Bank provides short-term financial leases, which are subsequently placed with permanent lenders, purchases accounts receivable resulting from lease transactions, interests in pools of financial lease receivables and acquires equipment for financial lease transactions, both available for lease and subject to existing leases. Since the program's inception, the Bank has disbursed approximately $40 million in financial lease related transactions. As of December 31, 1995, $25.6 million in funds deployed in financial lease transactions have been repaid and $14.4 million in funds remain outstanding. The Bank anticipates continuing its participation in financial lease transactions in the future.

EMPLOYEES

On December 31, 1995, the Company and its subsidiary had 40 employees, 39 on a full-time equivalent basis. On December 31, 1994, the Company and its subsidiary had 50 employees, 49 on a full-time equivalent basis.

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

REGULATION AND SUPERVISION

In General

The Company is a legal entity separate and distinct from the Bank. There are legal limitations to the extent to which the Bank can lend or otherwise supply funds to the Company or certain affiliates. Federal law limits the ability of the Company to borrow from, or sell its securities to, its subsidiary bank unless the loans are secured by specified collateral and such loans and extensions of credit by the subsidiary bank are generally limited to 10% of the subsidiary bank's capital and surplus. The Company and its affiliates, including the Bank, are in full compliance with each of these legal limitations.

Federal Reserve Board policy requires every bank holding company to act as a source of financial strength to its subsidiary bank and to commit resources in support of such subsidiary. The Federal Reserve Board could seek to restrict the Company from paying cash dividends on the Company's common or preferred stock or interest payments on its subordinated capital notes or other debt securities in accordance with the policy.

Under the terms of a written agreement (the "Written Agreement") between the Company and the Federal Reserve Bank of Boston ("Reserve Bank"), effective as of November 2, 1994, the holding company is required to obtain the written approval of the Reserve Bank prior to the declaration or payment of dividends on its outstanding common or preferred stock, increasing its outstanding borrowings or incurring additional holding company indebtedness, engaging in material transactions with the Bank (other than capital contributions) or making cash disbursements in excess of certain agreed upon amounts. The Written Agreement also requires the Company to submit certain plans and agreements for Reserve Bank approval and to revise or develop select policies. All such actions required by the Written Agreement have been taken by the Company.

The Banking Commissioner and the Connecticut Department of Banking regulate the Bank's internal operations as well as its deposit, lending and investment activities. The approval of the Banking Commissioner is required for the establishment of branch offices and business combination transactions. In addition, the Banking Commissioner conducts periodic examinations of the Bank. Many of the areas regulated by the Banking Commissioner are subject to similar and concurrent regulation by the FDIC.

Connecticut banking laws grant Connecticut chartered banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25 percent of a bank's capital, surplus, undivided profits and loss reserves.

Cash dividends by the Bank to the Company represent the primary source of cash income to the Company. The payment of dividends to the Company by the Bank is subject to various regulatory limitations. In general, the Bank must obtain the approval of the Banking Commissioner if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits (as defined) for the current year combined with its retained net profits for the preceding two calendar years. The ability of the Bank to pay dividends could be affected by its financial condition, including the maintenance of adequate capital and other factors. The FDIC and Banking Commissioner also have the statutory authority to prohibit the Bank from paying dividends if they deem such payment to represent an unsafe or unsound practice in light of the financial condition of the Bank.

The FDIC Improvement Act of 1991 ("FDIC Improvement Act") and the FDIC's regulations promulgated thereunder prohibit and bank from making capital distributions if to do so would leave the institution undercapitalized as defined in the FDIC Improvement Act. Under the terms of the 1991 Order to Cease and Desist ("1991 Order"), the Bank is prohibited from paying any cash dividends to the Company without the prior written approval of the FDIC and the Banking Commissioner.

These statutory and regulatory restrictions -- coupled with the requirement in the Written Agreement that the Company obtain the prior approval of the Reserve Bank before declaring or paying dividends -- effectively prevent the Company from paying cash dividends on its outstanding common or preferred stock or interest on the Company's subordinated capital notes or other debt instruments in the foreseeable future. The Company does not anticipate that it will be permitted, nor does the Company anticipate that the Bank will be permitted, to pay cash dividends until the Bank has reported net profits, has attained the capital levels mandated in the 1991 Order, has reduced significantly the level of nonperforming loans and has otherwise complied with the terms on the Bank's approved 1996 Capital
Plan. See "The Bank's 1994 and 1996 Capital Plans." There can be no assurance, however, that the Company and the Bank will receive such regulatory approvals even after the Bank achieves the foregoing financial and operational benchmarks. During 1995, neither the Company nor the Bank paid any cash dividends.

In connection with the September 1993 FDIC regulatory examination of the Bank, the FDIC required that affirmative action be taken by the Bank and its Board of Directors with respect to certain bank policies, practices and alleged violations of law. The Bank and its Board of Directors believe that the Bank has taken all such required actions.

Regulatory Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and state-chartered nonmember banks. The Federal Reserve Board's capital adequacy guidelines are not applicable to bank holding companies with consolidated assets of under $150 million. Thus, until the Company's consolidated assets reach or exceed this level, the Federal Reserve Board's capital guidelines are not applicable to the Company. The FDIC's capital adequacy guidelines are applicable to the Bank irrespective of the Bank's asset size.

Under the FDIC's risk-based capital guidelines applicable to nonmember banks, the minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments, limited amounts of subordinated debt and a limited amount of loan and lease loss allowances ("Tier 2 Capital").
A nonmember bank's total "risk-weighted assets" are determined by assigning the nonmember bank's assets and off-balance sheet items to one of four risk categories based upon their relative credit risk ranging from 100 percent risk weight for assets with the greatest risk to zero percent risk weight for assets with little or no risk. The higher the percentage of riskier assets an institution has, the more
Tier 1 and Total Capital required for the institution to satisfy the risk-based capital requirements.

In addition, the FDIC has established a minimum leverage ratio requirement for nonmember banks. The FDIC regulations provide for a minimum ratio of Tier 1 Capital to total average assets, less goodwill (the "Leverage Ratio") of 3 percent for nonmember banks that meet certain specified criteria, including having the highest regulatory rating. All other nonmember banks generally are required to maintain a Leverage Ratio of at least 3 percent plus an additional cushion of 100 to 200 basis points with a minimum Leverage Ratio of 4 percent. The FDIC regulations also provide that nonmember banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The 1991 Order requires the Bank to maintain a Leverage Ratio of at least 6 percent for as long as the 1991 Order remains in effect; however, under the terms of the Bank's approved 1996 Capital Plan, the Bank has until December 31, 1997 to achieve the 6 percent Leverage Ratio in the 1991 Order. See "The Bank's 1994 and 1996 Capital Plans." Furthermore, the FDIC has adopted regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. The FDIC Improvement Act and its impact on the Company and the Bank are discussed below. See "The FDIC Improvement Act."

At December 31, 1995, the Bank complies with the Tier 1 Capital to risk-weighted assets requirement and the Leverage Ratio requirement of the FDIC regulations but does not comply with the Total Capital to Risk-Weighted Assets requirement. Accordingly, the Bank was deemed to be in the "undercapitalized" category as defined by the FDIC Improvement Act.
As an "undercapitalized" nonmember bank, the Bank is subject to certain restrictions on its operations mandated by the FDIC Improvement Act and the FDIC's regulations promulgated thereunder. See "The FDIC Improvement Act." The following table sets forth the regulatory capital ratios of the Bank as of December 31, 1995 and 1994:

Year Ended December 31,         1995    1994

Capital Ratios of the Bank:
Tier 1 risk-based capital <F1>  5.67%   5.97%
Total risk-based capital <F1>   6.94%   7.26%
Tier 1 Leverage Ratio <F2>      4.38%   3.95%

<F1>  Under the FDIC risk-based capital regulations, regulatory required minimums are 4% and 8% for Tier 1 and Total Capital ratios, respectively.
<F2>  The FDIC capital regulations require a minimum Tier 1 Leverage
Ratio of 4%.  The 1991 Order mandates a 6% Tier 1 Leverage Ratio.
The Bank's Tier 1 Leverage Ratio on a spot-basis at December 31,
1994 was 4.08%.

The FDIC is empowered to terminate FDIC insurance of deposits, after notice and hearing, upon a finding by the FDIC that the nonmember bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. The Bank's violation of the 1991 Order or the Bank's failure to comply with the 1996 Capital Plan or applicable FDIC regulatory capital requirements could result in a determination by the FDIC to commence such termination proceedings.

In 1994, the FDIC adopted a risk-based insurance assessment system to replace the existing flat-rate system. Under the risk-based system, insurance premiums are imposed based upon a matrix that takes into account a bank's capital level and supervisory rating. During 1994 and until November 1995, the assessment rate imposed on banks ranged from 23 cents for each $100 of domestic deposits (for well capitalized banks with the highest of three supervisory rating categories) to 31 cents (for inadequately capitalized banks with the lowest of the three supervisory rating categories). In November 1995, the FDIC lowered the assessment rate to a range of zero for well capitalized banks with the highest of three supervisory ratings to 27 cents for inadequately capitalized banks. The Company does not believe that the recent changes in the insurance premiums will have a material effect on the Bank's or the Company's earnings. If the Bank Insurance Fund decreases due to the increased number of bank failures in the future, deposit insurance premiums would in all likelihood be increased. The Bank would lessen the impact of any future increases in insurance premiums through the pricing of products.

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

Undercapitalized banking institutions are subject to restrictions on borrowing from the Federal Reserve System, as well as certain growth limitations, and are required to submit capital restoration plans, a portion of which must be guaranteed by the institution's holding company. The Bank submitted, and the FDIC approved, the 1994 and 1996 Capital Plans. See "The Bank's 1994 and 1996 Capital Plans." The Company provided the required guaranties mandated by the FDIC Improvement Act. Significantly undercapitalized banking institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets and cease taking deposits from other banks. Critically undercapitalized banking institutions are subject to appointment of a receiver or conservator.

The FDIC Improvement Act generally prohibits a bank from making any capital distribution (including payment of a dividend) to its holding company or paying any management fees to any person with control over the bank if, after making the distribution or paying the fee, the bank would thereafter be undercapitalized. Until the Bank's 1996 Capital Plan is completed, the Bank is prohibited by the FDIC Improvement Act from making any capital distribution to the Company or paying any management fees to the Company or any other entity or person with control over the Bank. In addition, the Federal Reserve Board may impose restrictions against the holding companies of significantly undercapitalized banks, such as prohibiting holding company dividends or requiring divestiture of holding company affiliates or banks.

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

The Bank's 1994 and 1996 Capital Plans

Under the terms of the Bank's 1994 Capital Restoration Plan ("1994 Capital Plan"), the Bank's Tier 1 capital was projected to be augmented in the amount of $200,000 by December 31, 1994 and in the amount of $1 million by June 30, 1995. On July 11, 1995, the Bank received approval from the FDIC for a modification to the 1994 Capital Plan. The $200,000 infusion was completed by December 31, 1994. The modification called for an extension until September 30, 1995 to complete the securities registration and to raise a minimum of $1,200,000 in new capital. The modification also provided that the Company's majority shareholder would acquire such number of unsold securities in the offering as needed to achieve minimum net proceeds of $1,200,000. The Bank requested additional modifications to the Capital Plan which called for the injection of $400,000 of capital by the majority shareholder in October 1995 and the injection of the remaining amount necessary for the Bank to achieve the $1.2 million of new equity by December 31, 1995.

On October 20, 1995, the Company issued $400,000 of Short-Term Senior Notes to a company controlled by the majority shareholder in exchange for equity securities with a market value of $400,000. The notes were offered pursuant to the Company's effective registration statement dated August 15, 1995. The equity securities were immediately sold by the Company and the proceeds contributed to the Bank. On December 28, 1995, the Company issued 86 shares of Series III Preferred Stock with a stated value of $860,000 to a company controlled by the majority shareholder for $579,000 in cash and equity securities with a market value of $281,000. The equity securities were liquidated during January 1996 for a net gain of $16,000.

As a result of the 1995 FDIC regulatory examination, the Bank was required to file a revised capital plan ("1996 Capital Plan"). The 1996 Capital Plan was approved by the FDIC and the Banking Commissioner on March 21, 1996. The provisions of the 1996 Capital Plan call for the Bank to maintain a Tier 1 Leverage Ratio above 4% during 1996 through projected earnings and to reach a Tier 1 Leverage Ratio of 6% by December 31, 1997 through the injection of additional capital in the amount of $800,000 or that amount necessary to bring the Bank into compliance with the 6%
Tier 1 Leverage Ratio requirement. The capital is anticipated to be raised through the Company's existing effective shelf registration.

The Bank will be required to submit a revised capital plan if the Bank's Tier 1 Leverage Ratio were to fall below the minimum requirement of 4%.

Notwithstanding the foregoing, the ability of the Company and the Bank to maintain regulatory levels and continue as a going concern is dependent upon, among other factors, the Bank's attaining profitability, the future levels of nonperforming assets and the local and regional economy in which the Bank and its customers operate. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

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

ITEM 2.        PROPERTIES

The Company, operating through the Bank, conducts its banking business at various owned and leased premises. The executive offices of the Company and the Bank and the Bank's main office are situated in a 6,300 square foot two-story building owned by the Bank and located at 128 Amity Road, Woodbridge, Connecticut. The main office building has a banking floor, executive offices and two drive-up teller facilities. On March 31, 1994, the Bank sold for cash its leasehold interest in the property adjacent to the Bank headquarters' building. The Bank owns its branch office in Branford, Connecticut, which is located at 620 West Main Street. The Branford office is a one-story 1,484 square foot structure with three drive-up teller facilities. The Bank's branch offices in Norwalk and Stamford, Connecticut, are walk-in facilities with leases of varying terms and amounts. The Bank also leases approximately 4,600 square feet of office space for the operations department at a building located in Woodbridge, Connecticut.

The owned and leased properties and facilities being employed by the Company and the Bank are suitable and adequate for the Company's and Bank's use.

ITEM 3. LEGAL PROCEEDINGS

The information required by Item 3 appears in Note 17(b) of the Company's Consolidated Financial Statements. See Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1995 or thereafter through the date of this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	MATTERS

MARKET INFORMATION

The shares of the Company's common stock, par value $0.01 per share, were traded on the NASDAQ Small-Cap Market under the symbol "CBCB" until June 22, 1995, when the stock was delisted for failure to meet listing requirements.

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessary represent actual transactions.

QUARTERLY MARKET PRICES
				1995            1994
Common Stock Prices (Bid)<F1>   Low     High    Low     High
First Quarter                   $.75    $.75    $1.25   $2.50
Second Quarter<F2>              .25     .75     1.25    1.25
Third Quarter                   --      --      1.25    1.25
Fourth Quarter                  --      --      .75     1.00

<F1>    Prices have been adjusted to reflect the one-for-five reverse stock
	split, which was effective July 25, 1994.
<F2>    As of June 22, 1995, the Company's Common Stock was delisted from
	the NASDAQ Small Cap Market.

HOLDERS OF COMMON STOCK

At March 15, 1996, there were approximately 245 registered and 351 beneficial shareholders of the Company's common stock.

DIVIDENDS

The Company has omitted the cash dividend on its common stock and preferred stock since the third quarter of 1990 in order to preserve capital. In addition, the Bank has been restricted by the terms of the 1991 Order and by certain regulatory provisions from paying any dividends to the Company. Since dividends from the Bank represent the exclusive source of funds for the Company's payment of dividends on its common and preferred stock and debt service on its capital notes, the Company does not anticipate having the ability to pay cash dividends on its preferred or common stock or to pay interest on its capital notes in the foreseeable future. The Company is also subject under separate regulatory restrictions which may restrict such payments in the foreseeable future. See discussion of dividend restrictions on the Company and the Bank in Item 1, "Business -- Regulation and Supervision
- -- Federal Reserve System Regulation, Connecticut Regulation, FDIC Regulation and the FDIC Improvement Act."

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

($ in thousands, except share data)
Years ended December 31,                1995            1994            1993            1992            1991
Condensed Statement Of Operations:
Net interest income                     $2,548          $4,093          $5,673          $6,768          $6,063
Provision for loan losses               575             1,773           6,298           3,533           6,541
Net interest income (loss) after        1,973           2,320           (625)           3,235           (478)
  provision for losses
Investment securities gains (losses)    (16)            (811)           49              421             457
Other operating income                  1,386           1,053           5,078           1,775           2,031
Other real estate owned expense         717             990             3,558           3,331           1,334
Other operating expense                 4,224           5,461           7,366           6,944           6,508
Net (loss)                              ($1,598)        ($3,889)        ($6,422)        ($4,844)        ($5,832)
Common Stock Per Share Data <F1>:
Book value - at year end                ($5.72)         ($4.16)         ($1.80)         $2.00           $13.60
Net (loss) primary                      (1.41)          (2.17)          (4.14)          (7.46)          (29.75)
Net income fully diluted                --              --              --              --              --
Cash dividends                          --              --              --              --              --
At year end:
Total assets                            $83,280         $92,722         $123,359        151,125         $171,518
Net loans                               56,382          59,070          84,215          106,728         128,006
Allowance for loan losses               2,070           2,637           5,012           3,291           4,319
Securities                              7,582           14,189          13,200          27,751          25,223
Deposits                                79,045          87,474          121,081         141,192         159,928
Short-term borrowings                   548             --              --              --              812
Stockholders' equity                    56              1,457           (2,627)         3,688           3,703
Outstanding shares                      1,961,761       2,012,514       2,012,514       1,344,707       198,706
Financial Ratios:
Yield on interest-bearing assets        8.63%           8.54%           8.17%           9.38%           10.66%
Cost of funds                           4.62            3.80            3.94            5.08            7.40
Interest rate spread                    4.01            4.74            4.23            4.30            3.26
Net interest margin                     3.68            4.58            4.48            4.55            3.67
Earnings to fixed charges               --              --              --              --              --
  with interest
Earnings to fixed charges               0.53            --              --              0.33            0.50
  without interest
Combined fixed charges with interest    --              --              --              --              --
Combined fixed charges without          0.13            --              --              0.32            0.49
  interest
Return on average assets                (1.89)          (3.75)          (4.57)          (2.96)          (3.21)
Return on average equity                (211.10)        --              (110.17)        (98.18)         (72.80)
Average equity to average assets        (0.89)          (1.47)          4.15            2.98            4.41
Cash dividend to primary EPS            N/A             N/A             N/A             N/A             N/A
Cash dividend to net income             N/A             N/A             N/A             N/A             N/A
At year end:
Loans (net) to deposits                 71.33           67.53           69.55           75.59           80.04
Nonperforming loans to total            11.95           15.56           13.66           10.15           11.12
  loans (net)
Allowance for loan losses to            30.72           28.69           43.59           30.39           30.34
  nonperforming loans
Capital Ratios of Bank:
Total risk-based                        6.94            7.26            (2.53)          5.73            4.88
Tier 1 risk-based                       5.67            5.97            (2.53)          3.52            2.57
Tier 1 leverage                         4.38            3.95            (1.82)          2.61            2.06

<F1>    The per share data and the outstanding shares of Common Stock have
	been adjusted to reflect the one-for five reverse stock split, which was effective July 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and subsidiaries for the year ended December 31, 1995, including notes thereto, and other financial information included elsewhere in this report.

During 1995, the Company successfully completed a shelf registration of equity and debt securities. The registration enabled the Company to raise $400,000 of new capital for the Bank. Furthermore, the registration can be used in the future to access capital markets to fund asset growth.

The Company reported a net loss of $1,598,000 for the year ended December 31, 1995 compared to a net loss of $3,889,000 in 1994. This significant reduction in loss is largely attributed to the Company's continued focus on reducing nonperforming assets, increasing operating efficiency and increased commitment to its financial lease program. The level of nonperforming assets was reduced by $4,052,000 or 30% from 1994 to 1995, operating expenses decreased $1,510,000 or 23% from 1994 to 1995 and other income related to the financial lease program increased from $567,000 in 1994 to $682,000 in 1995.

Under the Bank's financial lease program (the "Program"), the Bank provides short-term financial leases, which are subsequently placed with permanent lenders, purchases accounts receivable resulting from lease transactions, invests in pools of financial lease receivables, and acquires equipment for financial lease transactions, both available for lease and subject to existing leases. Since the program's inception, the Bank has disbursed approximately $40 million in financial lease related transactions. As of December 31, 1995, $25.6 million in funds deployed in financial lease transactions have been repaid and $14.4 million in funds remain outstanding, which include $6,860,000 of short-term financial leases, accounts receivable resulting from lease transactions and interest in pools of financial lease receivables.
Assets held for lease include $7,300,000 of medical equipment subject to existing leases or available for lease. Financial arrangements for this equipment extend over a maximum of five years under specified terms, including certain guaranteed minimum investment returns on the equipment and other financial terms.

The Bank's 1994 and 1996 Capital Plans

A detailed discussion of the Bank's 1994 and 1996 Capital Plans appears in Item 1. The 1996 Capital Plan provides for the Bank's attainment of the 6 percent Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1997. The ability of the Company and the Bank to complete the required equity offering or to otherwise maintain and increase regulatory capital as projected in the 1996 Capital Plan is dependent upon, among other factors, the market conditions for the Company's equity securities, the Bank's ongoing profitability, the future levels of nonperforming assets and the local and the regional economy in which the Bank and its customers operate.

Regulatory and Current Operating Matters

The Bank believes it is in compliance with every provision of the 1991 Order (see Item 1, "Regulatory Capital Requirements") except that, as a result of the recorded 1995 loss of $1,400,000 which included a provision for loan losses of $575,000 and OREO expenses of $717,000, the Bank's capital ratios were not in compliance with the minimum requirements under the FDIC regulations and the 1991 Order.

Capital Resources

At December 31, 1995, the Bank's total risk-based capital ratio was less than 8 percent; accordingly, the Bank was deemed to be undercapitalized. The minimum regulatory capital requirements applicable to the Bank and the Bank's regulatory capital at December 31, 1995, are set forth in
Item 8, Note 11 to the Company's Consolidated Financial Statements.
See Item 1, "Business -- Regulation and Supervision -- FDIC Regulation" and Item 14, Note 11 to the Company's Consolidated Financial Statements.

Under the terms of the Bank's 1996 Capital Plan, the Bank's Tier 1 capital is projected to be augmented in the amount of $800,000 by December 31, 1997. The additional $800,000 of equity capital is to be raised in an equity offering undertaken by the Bank's parent holding company. Upon completion of this equity offering, the Bank's Total Capital to risk-weighted assets ratio is projected to exceed 8%, thereby resulting in the Bank being deemed "adequately capitalized" as defined in the FDIC Improvement Act. In addition, the Bank's Tier 1 Leverage Ratio is projected to be above 6%. Management and the Board of Directors of the Company and Bank are currently considering various actions to augment the capital beyond the 1996 Capital Plan. These other plans include increased fee income, cost control, continued improvement of asset quality, asset sales and pursuing additional capital. If, however, the Bank does not comply with the approved 1996 Capital Plan or otherwise achieve the minimum regulatory capital levels or comply with the 1991 Order, further regulatory action could result, as described in Item 1, "Regulation and Supervision, FDIC Regulation and The FDIC Improvement Act," and in Item 14, Note 11 to the Company's Consolidated Financial Statements.

LOANS
Loans consisted of the following:

December 31,                            1995                    1994                    1993
($ in thousands)                                % of                    % of                    % of
					Amount  Total           Amount  Total           Amount  Total
Commercial collateralized               $30,083 51%             $34,044 55%             $43,119 49%
  by real estate
Commercial Other                        9,021   15%             11,051  18%             15,832  18%
Lease financing                         6,860   12%             1,706   3%              --      0%
Real estate mortgage - residential      10,797  19%             12,663  20%             11,272  13%
Consumer                                1,743   3%              2,331   4%              18,282  20%
Total loans - gross                     $58,504 100%            $61,795 100%            $88,505 100%

Average annual outstanding loans -      $58,610                 $74,283                 $102,319
  net of allowance

The table above illustrates the Company's emphasis on commercial, lease financing and residential mortgage lending. At year end 1995, commercial loans comprised 66% and lease financing comprised 12% of the total loan portfolio compared with commercial loans of 73% and 67% and lease financing of 3% and 0%, respectively, during the prior two years. The commercial loan portfolio is made up principally of commercial loans collateralized by real estate amounting to $30,083,000 in 1995, $34,044,000 in 1994, and $43,119,000 in 1993. The lease financing portfolio increased from $1,706,000 in 1994 to $6,860,000 in 1995. In prior years, the consumer loan portfolio primarily consisted of loans to military personnel within the U.S. and abroad. These installment loans were generally collateralized by automobiles. In October 1994, the Company sold substantially all of the Military Loan Portfolio. The elimination of this line of business improved the Bank's liquidity in the short-term, and in the long-term will reduce loan charge-offs and operating costs. While the total dollar amount has decreased, residential mortgage loans have increased as a percentage of the total loan portfolio from 13% in 1993 to 19% in 1995.
At December 31, 1995, the Bank's legal lending limit was $859,800.

Average annual net loans outstanding have consistently decreased over the past three years, from $105,530 in 1993 to $56,385 in 1995. The loan to deposits ratio for 1995 of 71.33% increased slightly compared to 67.53% and 69.55% in 1994 and 1993, respectively.

As part of its interest rate risk management program, the Company centers its lending activities on adjustable-rate loans. The interest rates charged on a majority of these loans generally adjust on a monthly basis based upon the Bank's base rate set by the management of the Bank. The base rate has historically exceeded the prime rate and was 10.25% at December 31, 1995. It is anticipated that this base rate will move in relation to decreases and increases in prime. By focusing on adjustable-rate lending, the Company can partially mitigate the adverse impact of increases in its cost of funds. As the following table shows, $26,668,000 or 51% of the total $52,068,000 performing loan portfolio is comprised of floating or adjustable interest rate loans.

At December 31, 1995                    Time Remaining to Maturity
($ in thousands)                        of Total Performing Portfolio
				Under           One to          Over
				One Year        Five Years      Five Years      Total
Loans with adjustable rates
Commercial and commercial       $3,001          $18,147         $0              $21,148
  mortgage
All other                       248             5,272           0               5,520
Total                           3,240           23,419          0               26,668

Loans with fixed rates
Commercial and commercial       7,625           7,736           3,106           18,467
  mortgage
All other                       836             1,932           4,165           6,933
Total                           8,461           9,668           7,271           25,400

Total performing portfolio      $11,710         $33,087         $7,271          $52,068

NONPERFORMING ASSETS
The Bank's nonperforming assets are as follows:

						December 31,
($ in thousands)                1995            1994            1993
Non-accrual and past due loans:
Non-accrual                     $6,383          $7,885          $10,218
Accruing loans past due         356             1,305           1,283
  90 days or more
Total Non-accrual and past      6,739           9,190           11,501
  due loans

OREO
Foreclosed properties           3,054           3,088           4,630
In-substance foreclosure        --              1,225           3,747
OREO allowance                  (341)           --              --
Total OREO (net)                2,713           4,313           8,377

Total Non-performing assets     $9,451          $13,503         $19,878

Non-performing assets to total  16.00%          21.30%          21.47%
  loans (net) and OREO (net)
Allowance for loan losses to    30.72%          28.69%          43.59%
  total loans past due
  90 days or more

As a percentage of total loans:
Non-accrual and past due loans  11.51%          14.89%          12.89%
Allowance for loan losses       3.54%           4.27%           5.62%

The Bank has reduced the amount of nonperforming assets from $13,503,000 at December 31, 1994, to $9,451,000 at December 31, 1995, representing a 30% reduction. While $1,600,000 of the reduction is due to the Bank's sale of OREO, total non-accrual and past due loans also declined by $2,451,000 or 27% as of December 31, 1995 from the level at December 31, 1994.

Approximately 95% of total loans delinquent 90 days or more were on a non-accrual status at December 31, 1995. Generally, the Company discontinues the accrual of interest income on commercial and residential real estate loans whenever reasonable doubt exists as to the ultimate collectability of the loan, or when the loan is past due 90 days or more. If interest income on non-accrual loans had been recorded on an accrual basis, these loans would have generated an additional $450,000, $764,000 and $794,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
Actual interest received on a cash basis was $29,000 and $188,000 in the years ended December 31, 1995 and 1994, respectively; no interest was received for 1993.

When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's interest income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and a payment track record has been reestablished.

Restructured loans, that is, loans whose original contractual terms that have been restructured to provide for a reduction or deferral of interest or principal payments due to a weakening in the financial condition of the borrower, amounted to $5,265,000, $3,954,000 and $3,308,000 at
December 31, 1995, 1994, and 1993, respectively. Had the original terms been in force, interest income would have increased by approximately $200,000 $150,000 and $109,000 in 1995, 1994 and 1993, respectively. The
Company has no commitments to lend additional funds to these borrowers.

OREO consisted of the following:

($ in thousands) December 31, 1995      Balance         % of Total
1-4 Family Residential properties       $569            21%
Multifamily residential properties      272             10%
Commercial real estate                  1,151           42%
Construction and Land Development       721             27%
Total OREO                              $2,713          100%

In 1995, the Bank continued its focus on restructuring delinquent loans and disposing of OREO and other nonperforming assets. As of the end of 1995, the Bank has reduced OREO by approximately $1,600,000 or 37% from December 31, 1994.

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

($ in thousands)  December 31,          1995            1994            1993
Beginning Balance                       $2,637          $5,012          $3,291
Transfer of OREO/ISF allowance          --              --              500
Charge-offs:
Military installment loans              (153)           (1,919)         (1,392)
Commercial and other loans              (1,369)         (2,921)         (4,084)
Total Charge-offs                       (1,522)         (4,840)         (5,476)
Recoveries:
Military installment loans              52              667             350
Commercial and other loans              328             25              49
Total Recoveries                        380             692             399
Net loan charge-offs                    (1,142)         (4,148)         (5,077)
Provision for loan losses               575             1,773           6,298
Ending balance                          2,070           2,637           5,012
Net loan charge-offs to average         1.90%           5.58%           4.96%
  loans outstanding (net)

The allowance for loan losses was allocated as follows:

($ in thousands)  December 31,          1995            1994            1993
Military installment loans              --              $35             $1,102
Commercial loans and other              2,070           2,602           3,910
Total                                   $2,070          $2,637          $5,012

As a result of the September 1993 FDIC examination, the Banks was required to charge off approximately $3,350,000 of loans. The Banks was examined again in June of 1994 and required to charge off an additional $2 million of loans. The FDIC completed its regulatory examination of the Bank on October 31, 1995 and determined that the Bank's allowance for loan losses was adequate after the Bank increased the provision by $225,000. The provision for 1995 decreased from 1994 and 1993 due primarily to decreases in the loan portfolio, the significant reduction in non-performing assets and the sale of the Military loan portfolio. In 1994, the Bank incurred a gross loss on the Military portfolio sale of $1,400,000 of which $600,000 was charged to the allowance for loan losses, resulting in a net charge to income of approximately $800,000. Charge-offs relating to the Military portfolio amounted to 10%, 40% and 25% of total charge-offs in 1995, 1994 and 1993, respectively.

Under the new management team, the credit review process has been enhanced.
The process includes evaluating loss potential utilizing a credit risk grading process and specific reviews and evaluations of individual problem credits. Management reviews the overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and non-accruing loan data. While the Company believes its year end allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

Effective January 1, 1995, the Bank adopted Statement of Financial
Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for
Impairment of a Loan" as amended by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan -- Income Recognition and Disclosures"
(collectively referred to as "SFAS No. 114"). The specific accounting policies pertaining to SFAS Nos. 114 and 118 are detailed in the Summary of Accounting Policies to the Company's Consolidated Financial Statements included in Item 14 of this Form 10-K. Additional information on impaired loans is also included in Item 14, Note 3 to the Consolidated Financial
Statements.

SECURITIES

The book value of the securities portfolio totaled $7,584,000 at December
31, 1995, a decrease from $14,408,000 at December 31, 1994. The decrease in the securities portfolio is attributed to the downsizing of the Bank and management's decision to redistribute the mix of earning assets.

Securities consisted of the following:

($ in thousands)  December 31,          1995            1994            1993
Investments Held-to-Maturity
U.S. Treasury securities                --              $6,909          --
U.S. Government agency securities       --              --              --
Marketable equity securities            --              --              --
Other                                   --              --              --
Total                                   $0              $6,909          $0

Investments Available-for-Sale
U.S. Treasury securities                $4,053          $6,294          $8,006
U.S. Government agency securities       3,000           --              3,960
Marketable equity securities            281             205             564
Other                                   250             1,000           500
Total                                   7,584           $7,499          $13,030

Total Securities                        $7,584          $14,408         $13,030

Securities to total assets              9.11%           15.54%          10.56%

The summary of debt securities at December 31, 1995 by contractual maturity is presented below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without prepayment penalties.

($ in thousands)                                December 31, 1995
				Securities Held                 Securities Held
				to Maturity                     for Sale
				Amortized       Estimated       Amortized       Estimated
				Cost            Market Value    Cost            Market Value
Maturity:
Within one (1) year             --              --              $7,303          $7,301
After one (1) but within        --              __              __              __
  five (5) years
Marketable equity securities    --              --              281             281
Totals                          --              --              $7,584          $7,582

Additional information on securities is also included in Item 14, Note 2 to the Consolidated Financial Statements.

DEPOSITS

Deposits totaled $79,045,000 at December 31, 1995, down $8,429,000, or 9.6% from $87,474,000 at year end 1994. The decrease is due to a combination of migration of customer deposits to other markets and management's intention to downsize the Bank.

The Company's deposit acquisition strategies aim at attracting long-term retail deposit relationships that are generally less sensitive to market interest rate changes, along with attracting low cost transaction and demand deposits. In keeping with this strategy, the Company does not accept highly volatile brokered deposits.

The table below sets forth the maturity distribution of time deposits in amounts of $100,000 or more and of time deposits under $100,000 at December 31, 1995.

December 31, 1995                       CD's $100,000 and over          CD's under $100,000
($ in thousands)
Time remaining to maturity:
Three months or less                    $1,477                          $10,665
Over three months to six months         1,435                           11,460
Over six months to twelve months        1,740                           16,887
Over twelve months                      514                             10,330
Total                                   $5,166                          $49,342

A tightening in monetary policy by the Federal Reserve combined with increased competition in the marketplace increased the rate of the Company's average cost of interest-bearing deposits, which rose from 3.56% in 1994 to 4.40% in 1995. Also, an increase in borrowed funds by the Company resulting from the Senior Notes issued in conjunction with the recapitalization of the Bank produced an increase in the cost of interest-bearing, non-deposit liabilities. The cost rose from 11.68% during 1994 to 15% in 1995. Average balances and rates paid were as follows:

December 31,                            1995                    1994                    1993
($ in thousands)                        Average                 Average                 Average
				Amount          Yield   Amount          Yield   Amount          Yield
Interest-bearing deposits:
Time Certificates               $55,250         5.14%   $65,325         4.07%   $80,992         4.44%
Savings, NOW and Money Market   $17,093         2.01%   $25,007         2.22%   $33,757         2.63%
Total interest-bearing deposits $72,343         4.40%   $90,332         3.56%   $114,749        3.91%
Non-interest-bearing deposits   $8,043          --      $9,986          --      $12,811         --
Total other interest-bearing    $1,507          15%     $2,749          11.68%  $3,778          5.06%
  liabilities

ASSET/LIABILITY MANAGEMENT

The Bank's asset/liability management program focuses on minimizing interest rate risk by maintaining what management considers to be an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same time interval. Interest rate sensitivity has a major impact on the earnings of the Bank. As interest rates change in the market, rates earned on assets do not necessarily move identically with rates paid on liabilities. The origination of adjustable rate mortgage loans in a decreasing interest rate environment is more difficult as consumer demand for fixed rate mortgage loans increases. In addition, originating consumer loans, while providing the Bank with increased income, involves a greater risk of nonpayment. Proper asset and liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. Interest rate sensitivity is measured by comparing the dollar difference between the amount of assets repricing within a specified time period and the amount of liabilities repricing within the same time period. This dollar difference is referred to as the rate sensitivity or maturity "GAP." Management's goal is to maintain a cumulative one year GAP in a range between plus or minus 15% of assets. The Bank concentrates on adjustable rate loans in order to reduce interest rate risk.

The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and or reprice within the periods indicated. As of December 31, 1995, the Bank almost had equality in the matching of earning assets and interest bearing liabilities within a 90 day period, resulting in a .19% cumulative GAP position. Approximately 43% of interest sensitive assets and 35% of interest sensitive liabilities are available to reprice within ninety days.
With the one year period, the Company had a liability sensitive balance sheet resulting in a negative cumulative GAP of $16,573 or a 39% variance of rate sensitive assets to rate sensitive liabilities. Approximately 55% of interest sensitive assets and 75% of interest sensitive liabilities are available to reprice within the one year period. In an increasing rate environment, the short-term liability sensitive position is expected to result in increasing deposit costs in relationship to increases in market rates and negatively impacted earnings. In a decreasing interest rate environment, the Bank's one year cumulative liability sensitive position could positively impact earnings.

December 31, 1995                               Maturity/Repricing Interval
($ in thousands)        Less Than       4 to 6          7 to 12         1 to 5          Over 5 Years or
			3 Months        Months          Months          Years           Non-Repricable  Total
Earning Assets:
Loans                   $22,779         $3,207          $7,319          $11,492         $13,655         $58,452
Investment securities   281             0               4,301           3,000           0               7,582
Short-term investments  5,000           0               0               0               0               5,000
Assets held for lease   0               0               0               7,300           0               7,300
Total earning assets    28,060          3,207           11,620          21,792          13,655          78,334

Interest-bearing
  liabilities:
Time deposit            12,142          12,895          18,558          10,913          0               54,508
All other rate-         15,865          0               0               0               0               15,865
  sensitive deposits
Demand                  0               0               0               0               8,672           8,672
Total interest-bearing  $28,007         $12,895         $18,558         $10,913         $8,672          $79,045
  liabilities

Periodic repricing GAP  53              (9,688)         (6,938)         10,879          4,983           (711)
Cumulative repricing    53              (9,635)         (16,573)        (5,694)         (711)           --
  GAP

Cumulative GAP variance
  as a percent of rate  0.19%           31%             39%             9%              1%
  sensitive assets

LIQUIDITY

Liquidity measures the ability of the Bank to meet its maturing obligations and existing commitments, to withstand fluctuations in its deposit levels, to fund its operations and to provide for customers' credit needs. The principal sources of liquidity include vault cash, Federal Funds sold, short-term and maturing investments and loan repayments.

Management has continued to improve the overall liquidity position of the Bank during 1995 by reducing volatile liabilities, which consist primarily of time deposits of $100,000 or more, from $5,573,000 at December 31, 1994 to $5,166,000 at December 31, 1995. At December 31, 1995, cash and investments maturing within three months totaled $5,281,000 and approximately $11,710,000 of performing loans are scheduled to mature in one year or less.

The Bank has developed a formal asset/liability management policy in order to achieve and maintain a reasonable short-term maturity GAP that will accommodate the Company's liquidity needs.

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

Except for cash and investment securities the Bank expects to hold its financial instruments until maturity. The fair value of these instruments is highly dependent on interest rates, which frequently change due to market conditions. Therefore, the current fair value of financial instruments is not normally a component of management's operating strategies, and its planning processes for earnings, liquidity and capital resources. Further, the process of analyzing current market conditions and making the numerous estimates required to establish fair values is too burdensome and imprecise to be a regular or valuable contribution to normal management processes. SFAS 107 also excludes foreclosed assets and other significant balance sheet accounts. This accounting standard does not address the total value of present and projected business activities. For additional information see Item 14,
Note 1 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

General

During 1995, the local real estate market and the Connecticut economy continued to have an adverse impact on the customers of the Company and the value of collateral supporting many of the Company's loans. As in 1994 and 1993, these economic and business conditions affected the Company's operating performance in 1995. However, the impact was offset by a combination of income from lease-related transactions and a reduction in operating expenses and OREO expenses due to management's focus on decreasing the level of nonperforming assets. The Company reported a net loss of $1,598,000 or $0.79 per share for the year ended December 31, 1995 compared to a net loss of $3,889,000 or $1.93 per share in 1994 and a net loss of $6,422,000 or $4.10 per share in 1993. The Bank attributes its losses over the prior two years principally to (i) nonperforming assets,
(ii) its provision for loan losses, and (iii) expenses incurred in connection with other real estate owned.

Net Interest Income

In 1995, net interest income totaled $2,548,000, down $1,545,000 from $4,093,000, or 37.75% from 1994. This compares to a $1,580,000 or 27.85%
decrease from $5,673,000 in 1993 to $4,093,000 in 1994.  In 1995, the
Company had a decrease in its net interest margin to 3.68% compared to 4.58% in 1994. As shown in the following table, the decrease in 1995 of the net interest margin resulted from an 82 basis points increase in the cost of funds combined with a decline in average loan volume of $17,898,000 or 24% from 1994 to 1995. The primary reasons for the increase in cost of funds was the increase in the cost of time certificates.

In 1994, net interest income totaled $4,093,000, down $1,580,000 from $5,673,000, or 27.85% from 1993. This compares to a $1,095,000 or 16.18%
decrease from $6,768,000 in 1992 to $5,673,000 in 1993. As shown in the following table, the increase in 1994 of the net interest margin resulted from a 14 basis points decrease in the cost of funds and a 37 basis points increase in the yield on earning assets. The increase in spread is also attributed to the significant decrease in nonperforming assets of $6,375,000 or 32% from 1993 to 1994. This increase was tempered by a decline in average loan volume of $26,710,000 or 30% from 1993 to 1994. The primary reason for this decrease in cost of funds was the decrease in the cost of time certificates.

The following table presents condensed average statements of condition, total loans including non-accrual loans, the components of net interest income and selected statistical data, with investment securities presented on a tax equivalent basis:

Year ended December 31,         1995                    1994                    1993
			Average                 Average Average                 Average Average               Average
			Balance Interest        Rate    Balance Interest        Rate    Balance         Interest Rate
($ in thousands)
Assets:
Loans                   $56,385 $5,244          9.30%   $74,283 $6,886          9.27%   $105,530        9,425    8.93%
Securities              8,070   457             5.66%   9,975   533             5.35%   19,493          874      4.48%
Federal funds sold      4,566   260             5.69%   5,057   206             4.08%   1,567           48       3.07%
Total earnings assets   69,201  5,961           8.63%   89,315  7,625           8.54%   126,590         10,347   8.17%
Cash and due from banks 2,173   --              --      3,204   --              --      2,604           --       --
Other assets            13,096  --              --      11,444  --              --      11,278          --       --
Total assets            $84,470 --              --      $103,963--              --      $140,472        --       --

Liabilities and
  stockholders' equity:
Interest-bearing
  deposits:
Time certificates       $55,250 $2,842          5.14%   $65,325 $2,657          4.07%   $80,992         3,594    4.44%
Savings deposits        17,093  343             2.01%   25,007  554             2.22%   33,757          889      2.63%
Total interest-bearing  72,343  3,185           4.40%   90,332  3,211           3.56%   114,749         4,483    3.91%
  deposits
Other interest-bearing  1,507   228             15.00%  2,749   321             11.68%  3,778           191      5.06%
  liabilities
Total interest-bearing  73,850  3,413           4.62%   93,081  3,532           3.80%   118,527         4,674    3.94%
  liabilities
Demand Deposits         8,043   --              --      9,986   --              --      12,811          --       --
Other Liabilities       1,820   --              --      2,417   --              --      3,305           --       --
Stockholders' equity    757     --              --      (1,521) --              --      5,829           --       --
Total liabilities and   $84,470 --              --      $103,963--              --      $140,472        --       --
  stockholders' equity
Net interest income/    --      2,548           4.01%   --      4,093           4.74%   --              5,673    4.23%
  rate spread
Net interest margin     --      --              3.68%   --      --              4.58%   --              --       4.48%

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

			Changes from 1994 to 1995       Changes from 1993 to 1994       Changes from 1992 to 1993
			Attributable to:                Attributable to:                Attributable to:
($ in thousands)        Volume  Rate    Total           Volume  Rate    Total           Volume  Rate    Total
Interest income:
Loans                   ($1,665)$23     ($1,642)        ($2,914)$375    (2,539)         ($1,565)($1,544)($3,109)
Securities              (111)   35      (76)            (567)   226     (341)           (226)   (207)   (433)
Federal funds sold      (17)    71      54              137     21      158             (40)    (18)    (58)
Total interest income   (1,793) 129     (1,664)         (3,344) 622     (2,722)         (1,831) (1,769) (3,600)

Interest expense:
Deposits:
 Time certificates      (259)   444     185             (654)   (283)   (937)           (1,033) (1,051) (2,084)
 Savings deposits       (163)   (48)    (211)           (209)   (126)   (335)           (154)   (345)   (499)
Total interest expense  (422)   396     (26)            (863)   (409)   (1,272)         (1,187) (1,396) (2,583)
  on deposits
Other interest-bearing  (75)    (18)    (93)            (34)    164     130             83      (5)     78
  liabilities
Total interest expense  (497)   378     (119)           (897)   (245)   (1,142)         (1,104) (1,401) (2,505)

Net interest income     ($1,296)($249)  ($1,545)        ($2,447)$867    ($1,580)        ($727)  ($368)  ($1,095)

The following are the consolidated ratios of earnings to fixed charges for each of the years in the five-year period ended December 31, 1995.
Year ended December 31,                 1995    1994    1993    1992    1991
Ratio of earnings to fixed charges<F1>:
Excluding interest on deposits          --      --      --      --      --
Including interest on deposits          0.53    --      --      0.33    0.50

Ratio of earnings to combined fixed
  charges and preferred stock
  dividends <F2>:
Excluding interest on deposits          --      --      --      --      --
Including interest on deposits          0.13    --      --      0.32    0.49

<F1> The Company had insufficient earnings to cover fixed charges (excluding interest on deposits) for each of the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The Company also had insufficient earnings to cover fixed charges (including interest on deposits) for the years ended
December 31, 1994 and 1993. The short-fall of earnings to fixed charges (excluding interest on deposits) was $1,370,000, $3,568,000, $6,231,000, $4,731,000, and $4,849,000 for the years ended December 31,
1995, 1994, 1993, 1992 and 1991, respectively. In addition, the short-fall of earnings to fixed charges (including interest on deposits) was $357,000 and $1,748,000 for the years ended December 31, 1994 and 1993, respectively.
<F2> The Company had insufficient earnings to cover combined fixed charges and preferred stock dividends (excluding interest on deposits) for each of the years ended December 31, 1995, 1994, 1993, 1992, and 1991. The Company also had insufficient earnings to cover combined fixed charges and preferred stock dividends (including interest on deposits) for the years ended December 31, 1994 and 1993. The deficiency of earnings to fixed charges and preferred stock dividends (excluding interest on deposits) was $2,604,000, $4,037,000, $6,301,000, $4,801,000 and $4,933,000, respectively, for the years ended December 31, 1995, 1994, 1993, 1992, and 1991. The amount of deficiency of earnings to fixed charges and preferred stock dividends (including interest on deposits) was $826,000 and $1,818,000 for the years ended December 31, 1994 and 1993, respectively.

COMPOSITION OF NON-INTEREST INCOME


Year Ended December 31,                 1995                    1994                    1993
($ in thousands)                        Amount  % Change        Amount  % Change        Amount  % Change
Service fees on deposits                $422    (19.7%)         $525    (36.4%)         $826    8.7%
Processing and transfer fees            --      (100.0%)        58      (40.2%)         97      (45.8%)
Net gain (loss) on sale of securities   (16)    98.0%           (811)   (1755.1%)       49      (86.4%)
Net gain (loss) on sale of assets       59      114.6%          (403)   (112.5%)        3,226   100.0%
Credit life insurance                   --      (100.0%)        13      (61.0%)         354     (21.5%)
Income from leasing operations          682     20.0%           567     100.0%          --      --
Other                                   223     21.0%           168     (170.8%)        575     11.6%
Total other non-interest income         $1,370  466.1%          $242    (95.3%)         $5,127  133.5%

The increase in non-interest income of $1,128,000 from 1994 to 1995 was largely attributable to a second quarter loss in 1994 of $852,000 incurred on the sale of securities comprising the $5 million equity contribution resulting from a decline in market value between the contribution date and the sale of securities and a third quarter loss of $818,000 from the sale of the Military Loan Portfolio. These losses were offset by a first quarter gain of approximately $227,000 on the sale of the Bank's leasehold interest in a parcel of land adjacent to the Bank's main office. In 1995 income from leasing-related activities increased $115,000 or 20% from 1994.

COMPOSITION OF NON-INTEREST EXPENSE

Year Ended December 31,                 1995                    1994                    1993
($ in thousands)                        Amount  % Change        Amount  % Change        Amount  % Change
Salaries and Employee Benefits          $2,148  (10.3%)         $2,394  (17.3%)         $2,895  7.7%
Occupancy                               381     (18.7%)         469     (28.4%)         655     12.2%
Supplies and communications             172     (20.3%)         216     (34.3%)         329     7.9%
Professional services                   508     (57.7%)         1,201   (36.4%)         1,888   9.4%
Depreciation furniture and equipment    223     (6.7%)          239     5.3%            227     (14.0%)
Credit life insurance                   --      (100.0%)        18      (58.1%)         43      4.9%
FDIC insurance                          259     (24.7%)         344     (18.9%)         424     16.8%
Other insurance                         80      (26.6%)         109     (7.6%)          118     (65.1%)
Other real estate owned                 717     (27.6%)         990     (72.2%)         3,558   6.8%
Other                                   453     (3.8%)          471     (40.2%)         787     24.2%
Total other non-interest expense        $4,941  (23.4%)         $6,451  (40.9%)         $10,924 6.3%

Operating expenses decreased by $1,510,000 or 23% in 1995. Salaries and employee benefits decreased $246,000 or 10% due to staff reductions. Professional services decreased $693,000 or 58% from 1994 to 1995 primarily due to decreased legal and accounting expenses associated with loan workouts and related matters. Expense associated with the foreclosure and carrying of OREO decreased 28% from $990,000 in 1994 to $717,000 in 1995 due primarily to the Bank's successful efforts in disposing of the OREO portfolio.

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

In May 1993 and October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 114 and 118 (SFAS Nos. 114 and 118) "Accounting by Creditors for Impairment of a Loan." These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or at the fair value of collateral, if the loan is collateral dependent. SFAS Nos. 114 and 118 are effective for fiscal years beginning after December 15, 1994. The adoption of SFAS No. 114 on the consolidated statement of financial condition at January 1, 1995 did not result in an allocation of the allowance for probable loan losses to be specifically related to the approximately $6,383,000 of principal for impaired loans, as defined. Prior financial statements have not been restated to apply the provisions of SFAS No. 114.

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 119 (SFAS No. 119) "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for year ends beginning after December 15, 1994, except for entities with less than $150 million in total assets in the current statement of financial position. For these entities, the statement shall be effective for financial statements issued for fiscal years ending after December 15, 1995. The Company does not hold or issue any derivative financial instruments and, accordingly, the statement will not have a material effect on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair market value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Management intends to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1996.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See also Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements.

Independent auditors' report

Consolidated financial statements:
	Statements of financial condition
	Statements of operations
	Statements of changes in stockholders' equity (deficit)
	Statements of cash flows
	Notes to consolidated financial statements

Independent Auditors' Report


To the Board of Directors
CBC Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of CBC Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBC Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that CBC Bancorp, Inc. and subsidiaries will continue as a going concern. As discussed in Note 11, the Bank subsidiary, which is the Company's primary asset (see Note 18), did meet the minimum tier 1 risk-based capital requirements as of December 31, 1995;
however, it did not meet the minimum leverage and total risk-based capital requirements. The Bank also has suffered recurring losses from operations. These matters raise substantial doubt about the ability of the Bank to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Bank to continue as a going concern is dependent on many factors including regulatory action and ultimate achievement of its capital plan. The Bank has an approved capital plan with the FDIC outlining its plans for attaining the required levels of regulatory capital as described in Note 11.

As discussed in Note 1 to the financial statements, effective January 1, 1995, the Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures".


February 9, 1996, except for Notes 5 and 11, which are as of March 21, 1996

CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share data)
December 31,                    1995            1994
Assets
Cash and due from banks         $1,937          $3,130
Federal funds sold              5,000           5,700
Investment securities           7,582           14,189
Loans receivable, net           56,382          59,070
Accrued interest receivable     782             858
Property and equipment          789             973
Assets held for lease           7,573           3,894
Other real estate owned         2,713           4,313
Other assets                    522             595
				$83,280         $92,722

Liabilities and Stockholders'
  Equity
Liabilities:
  Deposits                      $79,045         $87,474
  Accrued interest payable      532             941
  Accounts payable and accrued  1,789           1,392
    expenses
  Notes payable                 768             368
  Convertible debt              1,090           1,090
Total liabilities               83,224          91,265
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock               11,240          9,830
  Common stock - $.01 par       19              20
    value, shares authorized
    20,000,000; issued and
    outstanding 1,961,761
    and 2,012,514
  Additional paid-in capital    9,604           11,032
  Unrealized gain (loss)        (2)             (218)
    on investment securities
  Accumulated deficit           (20,805)        (19,207)
Total stockholders' equity      56              1,457
				$83,280         $92,722

See accompanying notes to consolidated financial statements.



CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)
Year ended December 31,                 1995            1994            1993
Interest income:
  Loans                                 $5,244          $6,886          $9,425
  Investment securities                 457             533             874
  Federal funds sold                    260             206             48
Total interest income                   5,961           7,625           10,347
Interest expense:
  Deposits                              3,186           3,211           4,483
  Other                                 227             321             191
Total interest expense                  3,413           3,532           4,674
Net interest income                     2,548           4,093           5,673
Provision for loan losses               575             1,773           6,298
Net interest income (loss) after        1,973           2,320           (625)
  provision for losses
Other income:
  Fees for customer services            422             583             923
  Gain (loss) on sales of investment    (16)            (811)           49
    securities
  Net gain (loss) on sale of assets     59              (404)           3,226
  Credit life insurance                 682             567             354
  Other income                          223             307             929
Total other income                      1,370           242             5,127
Operating expenses:
  Salaries and employee benefits        2,148           2,394           2,895
  Professional fees                     508             1,201           1,888
  Other real estate owned               717             990             3,558
  Supplies and communications           172             216             329
  Net occupancy                         381             469             655
  Equipment rentals, depreciation and
    maintenance                         223             239             227
  Deposit insurance premiums            259             344             424
  Other insurance                       80              109             118
  Other expenses                        453             489             830
Total operating expenses                4,941           6,451           10,924
Net loss                                (1,598)         (3,889)         (6,422)
Less preferred stock dividends          (1,234)         (469)           (70)
Loss applicable to Common Stock         $(2,832)        $(4,358)        $(6,492)
Weighted average common shares          2,007,230       2,012,514       1,567,209
  outstanding
Net loss per common share               $(1.41)         $(2.17)         $(4.14)

See accompanying notes to consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 1995, 1994 and 1993
				Preferred       Common stock    Additional   Unrealized gain (Accumulated    Total
				stock      Number of    Amount  paid-in      (loss) on       deficit)
					   shares               capital      securities
Balance, December 31, 1992      $1,000     6,724        $67     $11,524      $(7)            $(8,896)        $3,688
Preferred dividends accrued     -          -            -       (70)         -               -               (70)
  ($7.00 per share)
Change in unrealized gain on    -          -            -       -            177             -               177
  investment securities
  available for sale
Issuance of common stock        -          3,337        33      (33)         -               -               -
Net loss                        -          -            -       -            -               (6,422)         (6,422)
Balance, December 31, 1993      1,000      10,061       100     11,421       170             (15,318)        (2,627)
Reverse stock split             -          (8,048)      (80)    80           -               -               -
Preferred dividends accrued     -          -            -       (469)        -               -               (469)
Issuance of preferred stock     8,830      -            -       -            -               -               8,830
Change in unrealized gain       -          -            -       -            (388)           -               (388)
  (loss) on investment
  securities held for sale
Net loss                        -          -            -       -            -               (3,889)         (3,889)
Balance, December 31, 1994      9,830      2,013        20      11,032       (218)           (19,207)        1,457
Preferred dividends             -          -            -       (1,234)      -               -               (1,234)
Issuance of preferred stock     1,410      -            -       -            -               -               1,410
Stock issuance costs            -          -            -       (195)        -               -               (195)
Common stock repurchase         -          (51)         (1)     1            -               -               -
Change in unrealized gain       -          -            -       -            (388)           -               (388)
  on investment securities
  held for sale
Net loss                        -          -            -       -            -               (1,598)         (1,598)
Balance, December 31, 1995      $11,240    1,962        $19     $9,604       $(2)            $(20,805)       $56

See accompanying notes to consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
Year ended December 31,                 1995            1994            1993
Cash flows from operating activities:
  Net loss                              $(1,598)        $(3,889)        $(6,422)
    Adjustments to reconcile net loss
      to net cash provided
      by operating activities:
    Provision for loan losses           575             1,773           6,298
    Provision for depreciation and      206             227             233
      amortization
    Decrease in deferred loan fees and  35              236             153
      costs - net
    Amortization of loan purchase
      premiums                          -               435             674
    Amortization (accretion) of         108             152             461
      investment security
      premiums (discounts), net
    Loss (gain) on sale of investment   16              811             (49)
      securities
    Loss (gain) on disposal of          2               (218)           3
      property and equipment
    Loss on sale and provision for      332             829             3,121
      write-downs of other
      real estate owned
    Increase in OREO reserve            342             -               -
    Loss (gain) on sale of loans        -               818             (3,294)
    Changes in operating assets
      and liabilities:
      Other assets                      (64)            216             1,169
      Deferred charges                  -               (138)           -
      Accrued interest payable          (410)           (892)           (1,140)
      Account payable and accrued       (285)           (158)           (930)
	expenses
Net cash provided by operating          (741)           202             277
  activities
Cash flows from investing activities:
  Net (increase) decrease in Federal    700             4,950           (10,375)
    funds sold
  Proceeds from sales and maturities    11,367          15,511          11,826
    of investment securities (includes
    maturities of $2,250, $4,208 and
    $5,348 in 1995, 1994 and 1993,
    respectively)
  Purchases of investment securities    (3,988)         (13,383)        (483)
  Principal payments on mortgage-       -               491             2,969
    backed securities
  Proceeds from sale of loans           -               8,801           7,650
  Net decrease in loans                 1,444           12,498          7,338
  Proceeds from sale of other           1,631           3,749           1,825
    real estate owned
  Purchases of property and equipment   (146)           (130)           (320)
  Proceeds from sale of property and    72              240             10
    equipment
  Net increase in assets held for lease (3,679)         (3,894)         -
Net cash provided by investing          7,401           28,833          20,440
  activities

See accompanying notes to consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
Year ended December 31,                 1995            1994            1993
Cash flows from financing activities:
  Net decrease in deposit accounts      $(4,780)        $(17,141)       $(4,670)
  Net decrease on time deposits         (3,649)         (16,465)        (15,442)
  Net increase (decrease) in treasury   -               (442)           442
    demand note account
  Proceeds from issuance of capital     -               -               220
    notes
  Proceeds from issuance of preferred   576             200             -
    stock
  Proceeds from issuance of senior debt -               3,638           -
Net cash used by financing activities   (7,853)         (30,210)        (19,450)
Increase (decrease) in cash and         (1,193)         (1,175)         1,267
  due from banks
Cash and due from banks, beginning of   3,130           4,305           3,038
  year
Cash and due from banks, end of year    $1,937          $3,130          $4,305
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest on deposits and borrowed   $3,595          $4,103          $5,813
      money
    Income taxes                        $2              $2              $12
  Noncash investing activities:
    Transfer of in-substance            $782            $-              $-
      foreclosure property
      to loans per
      SFAS No. 114
    Transfers of loans to other         $705            $515            $3,698
      real estate owned
    Dividends declared and unpaid       $681            $469            $70
    Stock dividends paid                $553            $-              $-
    Unrealized gain (loss) on           $216            $(389)          $170
      valuation of investments
      - available for sale
  Noncash financing activity:
    Issuance of preferred stock in      $-              $3,630          $-
      exchange for debt
    Issuance of senior notes for        $-              $140            $-
      accrued interest payable
    Issuance of senior debt in exchange $400            $-              $-
      for marketable securities
    Issuance of preferred stock in      $281            $5,000          $-
      exchange for marketable
      securities
    Reduction of capital for deferred   $(138)          $-              $-
      charges - issuance costs

See accompanying notes to consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

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

Operations

The Bank, which has four branches in Connecticut, grants business, consumer and real estate secured loans and accepts deposits primarily in New Haven and Fairfield Counties and surrounding communities.
Although lending activities are diversified, a majority of the Company's business activity is with customers located within the State of Connecticut, with approximately 69% of the Company's loans collateralized by real estate in the Connecticut market.

Investment Securities

Debt and equity securities are classified into one of the following categories: held-to-maturity, available-for-sale, or trading.
Investments classified as held-to-maturity are stated at cost adjusted for amortization of premiums, and accretion of discount on purchase using the level yield method. Investments classified as trading or available-for-sale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes as a separate component of stockholders' equity. Presently, the Bank does not maintain a portfolio of trading or held-to-maturity securities.

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

Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures" (collectively referred to as "SFAS No. 114").

Under SFAS No. 114, a loan is considered to be impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement.

The Bank defines a loan as being impaired when it is determined by management to be nonperforming (see below). The entire loan portfolio is regularly reviewed by management to identify loans that meet this definition of impairment. Such review includes the maintenance of a current classified and criticized loan list and the regular reporting of delinquent loans to management.

The allowance for probable loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For impaired loans that are not collateral dependent, the allowance for probable loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan's effective interest rate. Prior to 1995, the allowance for probable loan losses for loans which would qualify as impaired under SFAS No. 114 was primarily based upon the estimated fair market value of the related collateral.

The adoption of SFAS No. 114 on the consolidated statement of financial condition at January 1, 1995 did not result in an allocation of the allowance for probable loan losses to be specifically related to the approximately $6,383,000 of principal for impaired loans, as defined. Prior financial statements have not been restated to apply the provisions of SFAS No. 114.

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

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is included in other real estate owned at the lower of cost or fair value minus estimated costs to sell. Substantially all other real estate owned is located in the Connecticut market. Upon classification as other real estate owned, the excess of the recorded investment over the estimated fair value of the collateral, if any, is charged to the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to other real estate owned expense to reflect any subsequent decreases in the estimated fair value. Further, regulatory agencies may recommend write-downs on other real estate owned at the time of periodic examination. Routine holding costs are charged to expense as incurred. Expenditures to complete or improve properties are capitalized only if reasonably expected to be recovered, otherwise they are expensed as incurred.

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

Buildings               25 years
Improvements            3 - 25 years
Furniture               3 - 25 years

Taxes on Income

Deferred income taxes provide for the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

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

(a)     Cash, Due from Banks and Federal Funds Sold

	These items are generally short term in nature and, accordingly, the carrying amounts reported in the balance sheet are reasonable approximations of their fair value.

(b)     Investments and Mortgage-Backed Securities

	The carrying amount for short-term investments approximate fair value because they mature in three months or less and do not present unanticipated credit concerns. The fair value of longer term investments and mortgage-backed securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

(c)     Loans

	Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, commercial real estate, residential mortgage, and consumer. Each loan is further segmented into fixed and adjustable rate interest terms, and by performing, and nonperforming categories.

	The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using the estimated market discount rates which reflect the credit and interest risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

	Fair value for nonperforming loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information and specific borrower information.

(d)     Deposit Liabilities

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

(e)     Long-Term Debt

	Fair values are estimated by discounting contractual cash flows using discount rates for like borrowings with the same remaining maturity.

(f)     Commitments to Extend Credit, and Standby Letters of Credit

	The estimated fair value of off-balance sheet financial instruments is not material and there are no estimated losses.

(g)     Limitations of the Estimation Process

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

Stock Options

The Bank applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its two fixed stock-based compensation plans. Accordingly, no compensation cost is recognized for the plans.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Management intends to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS
No. 123, beginning in 1996.

Reclassifications

Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the current year presentation.

2.      Investment Securities

At December 31, 1995, the amortized cost and estimated fair value of investment securities were as follows:

Available-for-Sale
					Gross           Gross           Estimate
			Amortized       unrealized      unrealized      fair
($ in thousands)        cost            gain            loss            value
U.S. Treasury Notes     $4,053          $-              $(2)            $4,051
U.S. Agency Notes       3,000           -               -               3,000
State of Israel Bond    250             -               -               250
Marketable equity       281             -               -               281
  securities
			$7,584          $-              $(2)            $7,582

At December 31, 1994, the amortized cost and estimated fair value of investment securities were as follows:

(a)     Held-to-Maturity
					Gross           Gross           Estimate
			Amortized       unrealized      unrealized      fair
($ in thousands)        cost            gain            loss            value
U.S. Treasury Notes     $6,908          $-              $(39)           $6,869

(b)     Available-for-Sale
					Gross           Gross           Estimate
			Amortized       unrealized      unrealized      fair
($ in thousands)        cost            gain            loss            value
U.S. Treasury Notes     $6,294          $-              $(195)          $6,099
Certificate of deposit  500             -               -               500
State of Israel Bond    500             -               -               500
Marketable equity       205             -               (23)            182
  securities
			$7,499          $-              $(218)          $7,281

The amortized cost and estimated fair value of securities available-for-sale, by contractual maturity, at December 31, 1995 are as follows:

					Securities
					available-for-sale
				Amortized       Estimated
($ in thousands)                cost            fair value
Due in one year or less         $7,303          $7,301
Due from one to five years      -               -
Due from one to ten years       -               -
Equity securities               281             281
				$7,584          $7,582

At December 31, 1995, investment securities with a carrying value of approximately $500,000 and fair value of approximately $506,000 were pledged to secure public deposits, the treasury demand note and for other purposes as required or permitted by law.


Proceeds and gross realized gains and losses from the sale of investment securities were as follows:

Year ended December 31,         1995    1994    1993
($ in thousands)
Sales proceeds                  $8,517  $11,404 $6,478
Realized gains                  1       55      50
Realized losses                 17      866     1

3.     Loans Receivable

Loans receivable are summarized as follows:

						1995            1994
($ in thousands)
Commercial - collateralized by real estate      $30,083         $34,044
Commercial - other                              9,021           11,051
Lease financing                                 6,860           1,706
Residential and real estate mortgage            10,797          12,663
Consumer                                        1,743           2,331
Total - gross                                   58,504          61,795
Unearned income                                 (22)            (49)
Deferred loan fees                              (30)            (39)
Allowance for loan losses                       (2,070)         (2,637)
Total - net                                     $56,382         $59,070

At December 31, 1995 and 1994, the carrying values of loans with fixed interest rates were approximately $24,745,000 and $17,740,000, respectively.

Loans on which the accrual of interest has been discontinued amounted to approximately $6,383,000, $7,884,000 and $10,218,000 at December 31, 1995,
1994 and 1993, respectively. At December 31, 1995, there were no commitments to extend additional credit to borrowers in nonaccrual status. If these loans had been current throughout their terms, interest income would have increased by approximately $450,000, $764,000 and $794,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Loans for which the terms were restructured as defined in Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings", totaled $5,265,000, $3,953,000 and $3,308,000 at December 31, 1995, 1994
and 1993, respectively. Had the original terms been in force, interest income would have increased by approximately $200,000, $150,000 and $109,000 in 1995, 1994 and 1993, respectively.


Information regarding impaired loans at December 31, 1995 is as follows:

December 31, 1995

Principal balance for which there is            $6,383,000
  a related allowance for loan losses
Principal balance for which there is            -
  no related allowance for loan losses
Total principal balance of impaired loans       $6,383,000
Average total principal balance                 $7,134,000
  for the year ended December 31, 1995
Interest income recognized on a cash basis      $188,000
  for the year ended December 31, 1995

The allowance for loan losses is summarized as follows:

				1995    1994    1993
($ in thousands)
Balance, beginning of year      $2,637  $5,012  $3,291
Provision charged to expense    575     1,773   6,298
Loans charged off               (1,522) (4,840) (4,976)
Recoveries                      380     692     399
Balance, end of year            $2,070  $2,637  $5,012

4.      Property and Equipment

At December 31, 1995 and 1994, property and equipment are summarized as follows:

				1995    1994
($ in thousands)
Land                            $136    $136
Buildings and improvements      981     1,049
Furniture and equipment         1,552   1,718
Software                        214     235
Total cost                      2,883   3,138
Less: Accumulated depreciation  2,094   2,165
Total - net                     $789    $973

5.     Assets Held for Lease

Under the Company's financial lease program (the "Program"), the Company provides short-term financial leases, which are subsequently placed with permanent lenders, purchases accounts receivable resulting from lease transactions, invests in pools of financial lease receivables, and acquires equipment for financial lease transactions, both available for lease and subject to existing leases. As of December 31, 1995, the Company's assets under the Program are as follows:

* Included in loans are $6,860,000 of short-term financial leases, accounts receivable resulting from lease transactions and interests in pools of financial lease receivables.

* Assets held for lease include $7,300,000 of medical equipment subject to existing leases or available for lease. Financial arrangements for this equipment extend over a maximum of 5 years under specified terms including certain guaranteed minimum investment returns on the equipment and other financial terms.
	In March 1996, the unleased equipment was disposed of for $1,000,000. Financial arrangements for the remaining $6,300,000 of leased equipment consist of a guaranty of $2,200,000 plus an additional guaranty of $2,000,000 secured by a pledge of financial leases and equipment interests with an appraised value of approximately $14,000,000.

6.      Other Real Estate Owned

Changes in the other real estate owned (OREO) are summarized as follows:

($ in thousands)                        1995    1994


Beginning balance                       $4,313  $8,377
Transfers in                            705     515
Proceeds from sales and write-downs     (1,963) (4,579)
Reserve                                 (342)   -
Ending balance                          $2,713  $4,313

The carrying costs of other real estate owned were approximately $297,000, $160,000 and $674,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

7.     Deposits

Deposits (in thousands) are summarized as follows:

December 31,                            1995    1994

Demand deposits                         $8,672  $9,248
Money market deposits                   2,546   5,090
NOW checking accounts                   3,757   4,013
Savings deposits                        9,562   10,966
Certificates of deposit                 49,342  52,584
Certificates in excess of $100,000      5,166   5,573
					$79,045 $87,474

Maturities of time deposits (in thousands) at December 31, 1995 were as follows:

Maturing within twelve months           $43,664
After twelve months                     10,844
					$54,508

Deposits with the Bank at December 31, 1995, which are directly or indirectly with directors and stockholders, were approximately $992,000. Such deposits carry the same terms, including interest rates, as those prevailing at the time of comparable transactions with others.

8.      Income Taxes

There were no taxes on income for 1995, 1994 or 1993.

Temporary differences which give rise to net deferred tax assets at December 31, 1995 and 1994 are as follows:

($ in thousands)                        1995    1994
Deferred tax assets:
    NOL carryforward                    $6,219  $4,853
    Allowance for loan losses           -       140
    OREO basis                          319     484
    Other                               181     215
Gross deferred tax assets               6,719   5,692
Deferred tax liabilities:
    Allowance for loan losses           (84)    -
    Depreciation                        (496)   -
Gross deferred tax liabilities          (580)   -
Valuation allowance                     (6,139) (5,692)
Total                                   $-      $-

For income tax return purposes, the Company has Federal net operating loss carryforwards of approximately $15.6 million, of which approximately $1 million is subject to limitation under the change of ownership rules outlined in Section 382 of the Internal Revenue Code. The Company's net operating loss subject to limitation can be utilized to the extent of approximately $65,000 per year and expires in 2007. The remaining net operating loss carryforward of approximately $14.6 million can be used without limitation and expires as follows: $2.8 million in 2007, $4.3 million in 2008, $4.3 million in 2009 and $3.2 million in 2010.

The Company has state net operating loss carryforwards of approximately $19.1 million which expire in year 1996 through 2000.

9.      Borrowings

Notes Payable

During 1993, the Company sold $220,000 of capital notes to an entity affiliated with the Company's majority stockholder, the proceeds of which were contributed to the Bank as additional paid-in capital. The capital notes are due March 31, 1999 and bear interest at 15% payable quarterly. The capital notes are subordinated to all senior indebtedness.

In October 1995, the Company sold $400,000 of senior notes, bringing the total amounts of senior notes outstanding to $548,000. The senior notes are due and payable in cash to the majority stockholder and an affiliated company on September 1, 1996 and bear interest quarterly at an annual rate equal to 5% above the prime rate (as defined). The senior notes have no conversion rights or features.

Accordingly, at December 31, 1995 and 1994, notes payable consisted of the following:


($ in thousands)                1995    1994
Capital Notes                   $220    $220
Senior Notes                    548     148
				$768    $368

Mandatory Convertible Capital Notes

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

10.     Stockholders' Equity and Earnings (Loss) Per Common Share

Common Stock

At December 31, 1995, approximately 392,000 shares were reserved for outstanding stock options and 46,000 shares were reserved for conversion of Preferred Series I stock. This does not include shares which may be issued under the Mandatory Convertible Capital notes (Note 9) or the Preferred Series III stock (see below). On June 28, 1994, the Company stockholders voted to approve a one-for-five reverse stock split, which was effective as of July 25, 1994.

Preferred Stock

The Board of Directors of the Company is authorized to issue up to 100,000 shares of preferred stock without par value in series and to determine the designation of each series, dividend rates, redemption provisions, liquidation preferences and all other rights. The majority shareholder and affiliates own the majority of preferred stock.

	Preferred Series I

	The Preferred Series I Stock as of December 31, 1995 consists of 23,000 shares of its nonvoting, no par value Preferred Series I Stock at a stated value of $100 per share.

	The Preferred Series I shares of the Company are cumulative as to dividends. The average dividend rate for the year ended December 31, 1995 was 8.81% per annum. At December 31, 1995, there were $527,345 in dividends accrued and unpaid. See Note 11 for discussion of the dividends restriction.

	This series of preferred stock is redeemable, at the option of the Company, at $100 per share plus all accumulated and unpaid dividends. The preferred shares are convertible, at the option of the holders, into common stock of the Company, at the rate of two shares of common per each share of preferred (as adjusted for reverse stock split).

	Preferred Series II

	The Preferred Series II stock as of December 31, 1995 consists of 50,000 shares of its nonvoting, no par value Preferred Series II stock at a stated value of $74 per share.

	The Preferred Series II shares are cumulative as to dividends at a rate equal to 4% above the prime rate (as defined). At December 31, 1995, there were $787,792 in dividends accrued and unpaid.

	Preferred Series III

	The Preferred Series III stock as of December 31, 1995 consists of 524 shares of its nonvoting, no par value Preferred Series III stock at a stated value of $10,000 per share.

	The Preferred Series III shares are nonvoting and convertible into Company common stock, preferred stock or any other capital instrument of the Company or, at the option of the holders, into a combination of such shares and shares of common stock, preferred stock or other capital instrument of the Bank, with a market value equal to the stated value, and cumulative as to dividends at a rate equal to 5% above the prime rate (as defined). At the option of the holder, the Company shall pay accrued and unpaid dividends in shares of Company common or preferred stock with a market value at the time of payment equal to the dividend being paid. At December 31, 1995, there were $14,898 in dividends accrued and unpaid.

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

Earnings (Loss) Per Share of Common Stock

Primary earnings per share amounts are computed by dividing net income
(loss), as adjusted for preferred stock dividends, by the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered common stock equivalents using the treasury stock method. The weighted average number of common and common equivalent shares outstanding (adjusted to reflect the one-for-five reverse stock split) for the year ended December 31, 1995 was 2,007,230.

Fully diluted earnings per share amounts are based on the increase number of shares that would be outstanding assuming conversion of the Company's convertible capital notes and convertible preferred stock when the result is dilutive. Since the Company reported a net loss for the year ended December 31, 1995, diluted earnings per share are not presented for the year.

11.    Regulatory Actions

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. The 1991 Order also requires the Bank to maintain a Tier 1 leverage ratio of 6 percent. In connection with the September 1993 FDIC regulatory examination of the Bank, the FDIC required affirmative action be taken by the Bank to correct certain Bank policies, practices and alleged violations of law.
The Bank and its Board of Directors believe that the Bank has complied fully with all such terms, except for the 6 percent leverage ratio.
Under the Bank's approved Capital Restoration Plan (the "1996 Capital Plan"), which was approved by the FDIC and the Banking Commissioner on March 21, 1996, the Bank has until December 31, 1997 to achieve the 6 percent Tier 1 leverage capital ratio mandated by the 1991 Order.

In connection with the 1994 FDIC regulatory examination of the Bank, the Bank was required to submit a revised Capital Restoration Plan (the "1994 Capital Plan"); the 1994 Capital Plan was approved by the FDIC and the Banking Commissioner in December 1994. The capital infusions required by the 1994 Capital Plan and the subsequent amendments thereto were completed during 1995. The capital infusions were accomplished as follows:

* On October 20, 1995, the Company issued $400,000 of short-term senior notes, which were offered pursuant to the Company's August 14, 1995 Prospectus, to an affiliate of the majority shareholder in exchange for equity securities with a market value of $400,000. The equity securities were immediately sold by the Company and the proceeds contributed to the Bank.

* On December 28, 1995, the Company issued 86 shares of Series III Preferred Stock with a stated value of $860,000 to an affiliate of the majority shareholder in exchange for equity securities with a market value of $281,000 and $579,000 in cash. The equity securities were liquidated during January 1996 for a net gain of $16,000.

Under the terms of a written agreement (the "Agreement") between the Holding Company and the Federal Reserve Bank of Boston ("FRB") effective November 2, 1994, written approval of the FRB is necessary prior to paying dividends, increasing borrowings, engaging in material transactions with the Bank, or making cash disbursements in excess of agreed upon amounts.

As of June 22, 1995, the Company was notified by NASDAQ that the Company's common stock will no longer be listed on the NASDAQ SmallCap Market due to listing criteria. The Company is in the process of completing steps which will enable its common stock to be quoted on the Over-the-Counter Bulletin Board.

At December 31, 1995, the minimum regulatory capital requirements of the
Bank were as follows:
				Minimum         Actual capital
				capital         December 31,
				required        1995    1994
($ in thousands)
Total risk-based capital        8.00%           6.94%   7.26%
  percentage
Total risk-based capital        $5,080          $4,409  $4,590

Tier 1 risk-based capital       4.00%           5.67%   5.97%
  percentage
Tier 1 risk-based capital       $2,540          $3,599  $3,777

Leverage (per order) percentage 6.00%           4.38%   3.95%
Leverage (per order)            $4,927          $3,599  $3,799

Notwithstanding the foregoing, the ability of the Company and the Bank to maintain regulatory levels and continue as a going concern is dependent upon, among other factors, the Bank's attaining profitability, the future levels of nonperforming assets and the condition of the economy in which it operates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
During 1995, the Company successfully registered equity and debt securities which has improved the ability to raise capital. In addition, management feels that the introduction of new product lines and planned growth will enhance future profitability.

12.     Stock Options

The Company, in prior years, has adopted two incentive stock option plans. Under the terms of these plans, the option price equals the market value of the shares on the dates granted and the plans provide for an adjustment for stock dividends and stock splits. Options granted are generally exercisable only in accordance with specific vesting provisions as determined by the Board of Directors. No options have been granted under the 1995 plan.

The following summarizes the activity of the Company's original stock option plan (adjusted to reflect the one-for-five reverse stock split) for the years ended December 31, 1995 and 1994.

							1995    1994
Options outstanding and exercisable, January 1          1,338   2,343
Options expired                                         -       (1,005)
Options outstanding and exercisable December 31         1,338   1,338
Price range per share of options outstanding            $12.50  $12.50
							to      to
							$80.00  $80.00

A separate stock option plan has been created for the President and Chief Executive Officer (see Note 14(b)).

13.     Employee Benefit Plan

In June 1988, the Company adopted a Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet certain eligibility requirements. As amended in 1995, the Plan leaves employer matching to the discretion of the Board of Directors. During
1995, contributions were not matched by the Company. During 1994 and 1993, the Company contributed approximately $22,500 and $58,100, respectively, to the Plan.

14.     Employment Agreements

(a) The Company has a deferred compensation agreement with a former President and Chief Executive Officer, to provide for the payment of $520,000 over a ten-year period to him or his estate commencing in 1994. The Company has purchased a life insurance policy to fund the deferred compensation obligation. At December 31, 1995, the cash surrender value of the life insurance policy was $346,000 with an accrued deferred compensation liability of $275,000. For the years ended December 31, 1995, 1994 and 1993, deferred compensation expense, including interest was approximately
	$28,000, $24,000 and $86,000, respectively.

(b) On December 13, 1994, the Company entered into a stock option agreement with its President and Chief Executive Officer. Under the agreement, the Company granted an option to purchase in the aggregate such number of shares of $.01 par value common stock as shall represent 5 percent of the total common stock issued and outstanding at the time of exercise at a price of $1.25 per share. On January 18, 1996, the agreement was amended to reduce the option price to $.10 per share. The number of shares of common stock that may be received upon exercise of the option is subject to further adjustment. The option vests and is exercisable by the individual at the rate of 1 percent of the issued and outstanding shares of common stock for each year of employment.

15.     Leases

The Bank leases certain land, building, office space and equipment for use in its operations. The leases generally provide that the Bank pay taxes, insurance and maintenance expenses related to the leased property.
Some of the leases contain renewal options, and rent payments change in accordance with changes in the Consumer Price Index. Rental expense relating to cancelable and noncancelable operating leases amounted to $172,000, $241,000 and $340,000 in 1995, 1994 and 1993, respectively.

As of December 31, 1995, future minimum rental payments required under non-cancelable operating leases are as follows:

($ in thousands)
Year ending December 31,        1996            $179
				1997            153
				1998            139
				1999            125
				2000            76
				Thereafter      709
				Total           $1,381

16.    Fair Value of Financial Instruments

The estimated fair values of the Bank's financial instruments are as follows:

December 31,                    1995                            1994
			Carrying        Estimated       Carrying        Estimated
			amount          fair value      amount          fair value
($ in thousands)
Financial assets:
  Cash and short-term   $6,937          $6,937          $8,830          $8,830
    investments
  Investment securities 7,582           7,582           14,189          14,150
  Loans receivable      56,382          55,791          59,070          55,000
  Other assets held for 7,573           7,573           3,894           3,894
    lease
Financial liabilities:
  Deposits:
    Demand              8,672           8,672           9,248           9,248
    Money market        6,303           6,303           9,103           9,103
  Savings               9,562           9,562           10,966          10,966
  Time deposits         54,508          54,805          58,158          57,710

17. Commitments, Contingencies, and Financial Instruments with Off-Balance Sheet Risk

(a)     Off-Balance Sheet Risk

	The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit.

	Commitments to extend credit were $3,052,000 at December 31, 1995. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Since many of the commitments are expected to expire without being drawn on, the total commitment amounts do not necessarily represent future cash requirements or credit risk.

	Letters of credit totaled $100,000 at December 31, 1995. Letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are generally payable only if the customer fails to perform some specified contractual obligation. Letters of credit are generally unconditional and irrevocable, and are generally not expected to be drawn upon.

	For the above types of financial instruments, the Bank evaluates each customer's creditworthiness on a case-by-case basis, and collateral is obtained, if deemed necessary, based on the Bank's credit evaluation. In general, the Bank uses the same credit policies for these financial instruments as it does in making funded loans.

(b)     Legal Proceedings

	In June 1992, two stockholders brought a civil action against the Company and certain of its officers in the U.S. District Court for the District of Connecticut. The amended complaint alleges violations of the anti-fraud provisions of the Federal securities laws for purported misrepresentations or omissions in certain public filings as well as various claims under state law. The Company's management believes that the allegations of wrongdoing set forth in the plaintiffs' amended complaint are without merit and intends to contest all claims vigorously.

	The Company and the Bank are also involved in various legal proceedings which have arisen in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, resulting from the resolution of the amended complaint and other pending and threatened lawsuits will have a material effect of the financial condition or results of operations of the Company.

(c)     Required Reserve Balances

	The Bank is required to maintain certain average cash reserve balances as specified by the Federal Reserve Bank. The amount of the reserve balance at December 31, 1995 was approximately $200,000.

18.    CBC Bancorp, Inc. (Parent Company Only) Financial Information

The condensed financial statements of the Company are as follows:

Balance Sheet Information

December 31,                                            1995    1994
($ in thousands)

Assets:
  Cash on deposit with Connecticut Bank of Commerce     $1      $1
  Investment in Connecticut Bank of Commerce            3,598   3,581
  Other assets                                          -       138
Total assets                                            $3,599  $3,720
Liabilities and stockholders' equity (deficit):
  Accrued interest                                      $355    $156
  Dividend payable                                      1,330   649
  Debt                                                  1,858   1,458
  Accumulated stockholders' equity (deficit)            56      1,457
Total liabilities and stockholders' equity (deficit)    $3,599  $3,720

Statement of Operations Information

Year ended December 31,                         1995            1994            1993
($ in thousands)
Interest - net                                  $(199)          $(284)          $(15)
Operating expenses                              -               (862)           (21)
Other income                                    -               -               338
Income (loss) before taxes and equity in        (199)           (1,146)         302
  undistributed earnings (loss)
  of subsidiaries
Equity in loss of subsidiaries                  (1,399)         (2,743)         (6,724)
Net loss                                        $(1,598)        $(3,889)        $(6,422)

Cash Flow Information

Year ended December 31,                         1995            1994            1993
($ in thousands)
Operating activities:
  Net loss                                      $(1,593)        $(3,889)        $(6,422)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Loss in investments                       -               852             -
      Equity in loss of subsidiaries            1,399           2,743           6,724
      Increase in other assets                  -               (138)           (324)
      Increase in accrued expenses              199             292             11
	  Net cash provided by (used            -               (140)           (11)
	    in) operating activities
Investing activities:
  Capital contribution to Bank                  (576)           (7,849)         (220)
  Proceeds from sale of investments             -               4,149           -
      Net cash used in investing activities     (576)           (3,700)         (220)
Financing activities:
  Proceeds from issuance of                     -               -               220
    subordinated debentures
  Proceeds from issuance of preferred stock     576             200             -
  Proceeds from issuance of debt                -               3,638           -
Net cash provided by financing activities       576             3,838           220
Net decrease in cash                            -               (2)             (11)
Cash, beginning of year                         1               3               14
Cash, end of year                               $1              $1              $3
Supplemental disclosures of cash flow
  information:
    Issuance of preferred stock in exchange     $281            $5,000          $-
      for marketable securities
    Dividends declared and unpaid               $681            $469            $70
    Issuance of preferred stock in exchange     $553            $-              $-
      for debt
    Issuance of senior notes for                $-              $140            $-
      accrued interest payable
    Issuance of senior debt in exchange for     $400            $-              $-
      marketable securities

Supplemental Disclosures of Cash Flow Information

The Company's principal asset is its investment in its wholly-owned subsidiary, Connecticut Bank of Commerce. As described in Note 11, under certain regulatory orders, the Bank is precluded from paying further dividends to the Company without obtaining prior regulatory approval.

Under Federal Reserve regulations, the Bank is limited as to the amount it may loan to the Company or members of its affiliated group, unless such loans are collateralized by specific obligations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
		FORM 8-K

Financial Statements:

See "Index to Consolidated Financial Statements" on Page F-1.

Financial Statement Schedules:

Financial statement schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

Listing of Exhibits:

See Exhibit Index on page E-1.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1995 or thereafter through the date of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Woodbridge, Connecticut, on the 21st day of March, 1996.

				CBC BANCORP, INC.
				(Registrant)

				By: /s/  RANDOLPH W. LENZ
				Randolph W. Lenz
				Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March, 1996.

Signature               Title

/s/  RANDOLPH W. LENZ
Randolph W. Lenz        Chairman of the Board

/s/  JACK WM. DUNLAP
Jack Wm. Dunlap         Director

/s/  MARCIAL CUEVAS
Marcial Cuevas          Director

/s/  STEVEN LEVINE
Steven Levine           Director

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

3(a)(6)         Amendment to Article Third of the Certificate of
		Incorporation of the Company (Filed as Exhibit 3(a)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

3(a)(7)         Amendment to Article Third of the Certificate of
		Incorporation of the Company (Filed as Exhibit 3(a)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

4(g)            Form of Series III Preferred Stock Certificate (Filed as
		Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

10(g) Stock Option Agreement, by and between the Company and an executive officer of the Company and the Bank, dated as of December 13, 1994 (Filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10(h) Stock Option Agreement, by and between the Company and EQ corporation, dated as of June 23, 1994 (Filed as Exhibit 4(h) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

10(i)           1994 Incentive Stock Option Plan of the Company (Filed as
		Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

10(l) Exchange Agreement, by and between the Company and the Company's principal shareholder, dated and effective as of December 31, 1994 (Filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10(m) Agreement by and between the Company and EQ Corporation, dated January 18, 1995, canceling the Option (Filed as
		Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

11 Calculation of Earnings Per Share data for the fiscal years ended December 31, 1995, 1994 and 1993. *

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

*  Filed herewith.