Form 10-Q
period 1996-03-31
CBC BANCORP INC
filed 1996-05-14
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number    0-15600

                       CBC BANCORP, INC.
     (Exact name of registrant as specified in its charter)


     CONNECTICUT                        06-1179862
     (State or other                    (I.R.S. Employer
     jurisdiction of                    incorporation or
     organization)                      Identification No.)



     128 Amity Road, Woodbridge, CT             06525
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

     As of March 31, 1996, there were 1,961,761 shares of CBC
     Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.


CBC BANCORP, INC.

PART I.   FINANCIAL INFORMATION


                                                                PAGE

Item 1.         Financial Statements


Unaudited Consolidated Balance Sheets                           1
March 31, 1996 and December 31, 1995


Unaudited Consolidated Statements of Operations                 2
Three Months Ended March 31, 1996 and March 31, 1995


Unaudited Consolidated Statements of Changes in Shareholders'   3
Equity -- Three Months Ended March 31, 1996 and March 31,
1995


Unaudited Consolidated Statements of Cash Flows                 4
Three Months Ended March 31, 1996 and March 31, 1995


Notes to Consolidated Financial Statements                      5


Item 2.         Management's Discussion and Analysis of         6
                Financial Condition and Results of Operations


PART II.                                OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                13


SIGNATURES                                                      14

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                        March 31        December 31,
(Dollars in 000's) (UNAUDITED)          1996            1995
ASSETS

LOANS (net of allowance for loan
  losses:  1996, $1,849; 1995,
  $2,070):                              $52,834         $56,382
INVESTMENT SECURITIES HELD FOR SALE     5,580           7,582
FEDERAL FUNDS SOLD                      9,140           5,000
TOTAL EARNING ASSETS                    67,554          68,964

CASH AND DUE FROM BANKS                 1,406           1,937
ACCRUED INTEREST RECEIVABLE             633             782
PROPERTY AND EQUIPMENT - NET            747             789
ASSETS HELD FOR LEASE                   6,573           7,573
PREPAID AND OTHER ASSETS                558             522
OTHER REAL ESTATE OWNED                 2,548           2,713
TOTAL ASSETS                            $80,019         $83,280

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand                                $7,953          $8,672
  Savings and NOW                       12,550          13,319
  Money market                          3,528           2,546
  Time deposits under $100              46,204          49,342
  Time deposits of $100 or more         5,669           5,166
TOTAL DEPOSITS                          $75,904         $79,045

ACCRUED INTEREST PAYABLE                596             532
DIVIDENDS PAYABLE                       591             1,330
OTHER LIABILITIES                       331             459
SENIOR NOTES                            548             548
CAPITAL NOTES                           220             220
MANDATORY CONVERTIBLE CAPITAL NOTES     1,090           1,090
TOTAL LIABILITIES                       $79,280         $83,224

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                       $12,320         $11,240
  Common Stock                          19              19
  Additional paid-in capital            9,262           9,604
  Unrealized gain  (loss) on
  marketable equity securities          (3)             (2)
  Accumulated deficit                   (20,859)        (20,805)
TOTAL SHAREHOLDERS' EQUITY              $739            $56

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $80,019         $83,280


The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Dollars in 000's except per share data) (UNAUDITED)
                                        1996            1995
INTEREST INCOME:
Interest and fees on loans              $1,237          $1,284
Interest and dividends on investments:
  U.S. Treasury and Government agency   88              172
       securities
  Other securities                      7               26
Interest on federal funds sold          82              57
TOTAL INTEREST INCOME                   $1,414          $1,539

INTEREST EXPENSE:
Interest on deposits:
  Savings and time deposits under       $734            $659
       $100
  Time deposits of $100 or more         75              59
Total Interest on deposits              809             718
Interest on borrowed money:
  Long-term borrowings                  48              45
  Other                                 18              5
Total Interest on borrowed money        66              50
TOTAL INTEREST EXPENSE                  875             768
NET INTEREST INCOME                     539             771
Provision for loan losses               40              75
NET INTEREST INCOME (LOSS) AFTER        $499            $696
     PROVISION FOR LOAN LOSSES
OTHER OPERATING INCOME:
Service fees on deposits                $253            $145
Net gain (loss) on sale of securities   16              (1)
Lease asset income                      175             117
Gain on sale of loans                   --              17
Other                                   34              47
TOTAL OTHER OPERATING INCOME            $478            $325
OTHER OPERATING EXPENSES:
Salaries and employee benefits          $465            $571
Occupancy                               91              88
Supplies and communications             37              41
Professional services                   98              161
Furniture and equipment maintenance     12              20
Depreciation and amortization           41              53
FDIC insurance                          52              68
Other insurance                         25              22
Other real estate owned                 101             75
Other                                   109             60
TOTAL OTHER OPERATING EXPENSES          $1,031          $1,159
INCOME (LOSS) BEFORE INCOME TAX AND     (54)            (138)
     EXTRAORDINARY ITEM
Income tax                              --              --
INCOME BEFORE EXTRAORDINARY ITEM        (54)            (138)
Extraordinary item - Tax benefit from   --              --
     net operating loss
     carryforward
Net income (loss)                       ($54)           ($138)
Less preferred stock dividends          (342)           (293)
LOSS APPLICABLE TO COMMON STOCK         ($396)          ($431)

Net loss per common share               ($ .20)         ($ .21)
Weighted Average Common Shares          1,961,761       2,012,514
     (Primary)

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
($ and shares in 000's) (UNAUDITED)

                            Common                                      Unrealized
                        ----Stock------                                 Loss on         Retained
                        Number                          Additional      Marketable      Earnings
                        of              Preferred       Paid-in         Equity          (Accum.
                        Shares  Amount  Stock           Capital         Securities      Deficit)        Total
BALANCE, DECEMBER 31,   1,962   $19     $11,240         $9,604          ($2)            ($20,805)       $56
     1995

Preferred dividends                                     (49)                                            (49)
     accrued Series 1
Preferred dividends                                     (116)                                           (116)
     accrued Series 2
Preferred dividends                                     (177)                                           (177)
     accrued Series 3
Issuance of Preferred                   1,080                                                           1,080
     Stock
Change in unrealized
     loss on marketable                                                 (1)                             (1)
     equity securities
Net income (loss)                                                                       (54)            (54)

BALANCE, MARCH 31,      $1,962  $19     $12,320         $9,262          ($3)            ($20,859)       $739
     1996

BALANCE, DECEMBER 31,   2,013   $20     $9,830          $11,032         ($218)          ($19,207)       $1,457
     1994

Preferred dividends                                     (49)                                            (49)
     accrued Series 1
Preferred dividends                                     (116)                                           (116)
     accrued Series 2
Preferred dividends                                     (128)                                           (128)
     accrued Series 3
Change in unrealized                                                    90                              90
     loss on marketable
     equity securities
Issuance of Preferred                   130                                                             130
     Stock
Net income (loss)                                                                       (138)           (138)

BALANCE, MARCH 31,      2,013   $20     $9,960          $10,739         ($128)          ($19,345)       $1,246
     1995

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,                            1996            1995
($ IN 000's) (UNAUDITED)
OPERATING ACTIVITIES:
Net Income (Loss)                                       ($54)           ($138)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
Provision for losses on loans                           40              75
Provision for OREO reserves                             61              --
Provision for depreciation and amortization             41              53
Increase (decrease) in deferred loan fees and           (6)             (9)
     costs - net
Amortization (accretion) of net investment security     20              15
     premiums (discounts)
(Gain) on sale of securities                            (16)            (1)
Loss (gain) on sale and provision for write-downs of    148             99
     other real estate owned
Decrease in accrued interest receivables                149             108
Decrease (increase) in prepaid and other assets         (8)             (131)
Decrease (increase) in accrued interest payable         (64)            (475)
Increase (decrease) in deferred revenue                 --              16
Increase (decrease) in other liabilities                (128)           (142)
Net cash used by operating activities                   ($183)          ($530)

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold           ($4,140)        $2,510
Proceeds from sales and maturities of investment        2,297           8,418
     securities
Purchases of investment securities                      (300)           (988)
Decrease (increase) in loans                            3,621           1,890
Proceeds from sales of OREO                             --              207
Purchases of OREO/Cap Exp.                              (51)            --
Purchases of property and equipment                     --              (80)
Purchase of assets held for lease                       --              (5,759)
Proceeds from sales of assets held for lease            1,000           719
Net cash provided by investing activities               $2,427          $6,917

FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and money    ($1,596)        ($4,008)
     market deposit accounts
Net decrease in time deposits                           (1,545)         (2,232)
Net cash used in financing activities                   ($3,141)        ($6,240)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (531)           147
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR            1,937           3,130
CASH AND DUE FROM BANKS AT END OF QUARTER               $1,406          $3,277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money               812             1,193
  Income taxes                                          --              --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned           67              243
Transfer of Other Real Estate Owned to loans            221             --
Preferred stock dividend declared                       341             164
Unrealized gain (loss) on valuation of instruments      (1)             90
     available for sale
Issuance of preferred stock dividend                    1,080           130


CBC BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of CBC Bancorp, Inc. (the "Company") and its subsidiary, Connecticut Bank of Commerce (the "Bank"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the revenues and expenses for the period. Actual results could differ significantly from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B: REGULATORY MATTERS

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. The 1991 Order also requires the Bank to maintain a Tier 1 leverage ratio of 6 percent. The Bank and its Board of Directors believe that the Bank has complied fully with each of the terms of the 1991 Order, except for the 6 percent Tier 1 leverage ratio. Under the Bank's approved 1996 Capital Restoration Plan (the "1996 Capital Plan"), which was approved by the FDIC and the Banking Commissioner on March 21, 1996, the Bank has until December 31, 1997 to achieve the 6 percent Tier 1 leverage capital ratio mandated by the 1991 Order.

Under the terms of a written agreement (the "Agreement") between the Company and the Federal Reserve Bank of Boston ("Reserve Bank"), effective as of November 2, 1994, the holding company is required to obtain the written approval of the Reserve Bank prior to the declaration or payment of dividends on its outstanding common or preferred stock, increasing its outstanding borrowings or incurring additional holding company indebtedness, engaging in material transactions with the Bank (other than capital contributions) or making cash disbursements in excess of certain agreed upon amounts. All such actions required by the Written Agreement have been taken by the Company.

NOTE C: PREFERRED STOCK DIVIDEND

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors voted to pay stock dividends in the amount of 18 shares of Series III Preferred Stock with a stated value of $180,000 to the shareholders as satisfaction of the same amount of dividends payable to them as of March 31, 1996. In addition, the majority shareholder accepted a stock dividend in the amount of 90 shares of Preferred Series III Stock with a stated value of $900,000 as satisfaction of the same amount of Series II Preferred Stock dividends payable to him as of March 31, 1996.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

CBC BANCORP, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF INCOME
Three Months Ended March 31,                            1996            1995
($ In thousands, except per share data)
Net interest income                                     539             771
Provision for loan losses                               40              75
Net interest income after provision for loan losses     499             696
Investment securities gains (losses)                    16              (1)
Other non-interest income                               462             326
Other real estate owned expense                         101             75
Other non-interest expense                              930             1,084
NET INCOME (LOSS)                                       (54)            (138)

Common Per share data:
Book value                                              --              --
Net income                                              (.20)           (.21)
Cash dividends                                          --              --

Financial Ratios:
Yield on interest-bearing assets                        8.59            8.29
Cost of funds                                           4.94            4.05
Interest rate spread                                    3.65            4.24
Net interest margin                                     3.27            4.15
Return on average assets(annualized)                    --              --
Return on average equity(annualized)                    --              --
Average equity to average assets                        .49             1.52

At end of quarter:
  Loans to deposits                                     69.60           70.00
  Nonperforming loans to total loans                    8.39            12.75
  Nonperforming assets to total loans and OREO          12.89           19.32
  Allowance for loan losses to nonperforming loans      40.25           31.04
Capital ratios of bank subsidiary:
  Total risk-based                                      7.36            6.89
  Tier 1 risk-based                                     6.09            5.61
  Tier 1 leverage                                       4.44            4.15

At end of period March 31,                              1996            1995
Total assets                                            80,019          85,736
Net loans                                               52,834          56,871
Allowance for loan losses                               (1,849)         (2,347)
Securities                                              5,580           6,833
Deposits                                                75,904          81,234
Stockholders' equity                                    739             1,256
Outstanding shares                                      1,961,761       2,012,514

RESULTS OF OPERATIONS

The Company's net loss for the three months ending March 31, 1996 was $54,000 or $.03 per share of common stock, an improvement from the loss of $138,000 or $.07 per share of common stock for the prior year period. The Company's loss consisted of $59,000 of interest expense on Company debt which was offset by the Ban's net income of $5,000 for the period. The Bank's improvement for the first three months of 1995 was due primarily to the recovery of service charges on dormant accounts in the amount of $112,000 and a decrease in other operating expenses of $128,000. This was tempered by a decrease in net interest income of $246,000, excluding interest expense on Company debt.

Total interest income for the three months ended March 31, 1996 decreased $125,000 or 8% from the three month period ended March 31, 1995. This was due primarily to a 12% decrease in the average earnings assets outstanding during the three month period, which was tempered by a slight increase in average interest rates charged for loans.

Total interest expense on interest-bearing liabilities for the three months ended March 31, 1996 increased $107,000 or 14% from the three month period ended March 31, 1995. This reflects an 83 basis point increase on the average rate paid for interest-bearing deposits and an 89 basis point increase on other borrowings.

Non-interest income increased $153,000 in the first three months of 1996 over the comparable period in 1995. The increase was largely attributable to the recovery of service charges mentioned above. Also included in non-interest income for 1996 is $175,000 of income related to the financial leasing business which represents a 50% increase from the three month period ended March 31, 1995.

Non-interest expense decreased $128,000 or 11% for the first three months ended March 31, 1996 compared to the same period in 1995. The reduction of non-interest expense reflects management's efforts to significantly reduce salaries and professional fees, as well as overall cost containment measures in all other general and administrative expenses.

The year-to-date provision for loan losses was $40,000 for 1996 and $75,000 for 1995.

FINANCIAL CONDITION

Gross loans decreased by $3,775,000 or 6% in the aggregate for the three months ended March 31, 1996. Assets held for lease decreased $1,000,000 or 13%. This was tempered by an increase of $2,138,000 or 17% in investment securities and federal funds sold. The net decrease is primarily the result of a $3,141,000 decrease in deposits.

In the first quarter of 1996, the Bank disbursed $4.2 million of new financial leasing-related transactions and had pay-downs of $6 million from funds previously deployed. The financial lease program includes short term financing of full pay-out leases which are subsequently placed with permanent lenders, accounts receivable purchases resulting from leasing transactions and equipment purchased for financial lease transactions both available for lease and subject to existing leases. Most transactions are short term in nature.

Total deposits decreased $3,141,000 or 4% for the three months ended March 31, 1996.

CAPITAL ADEQUACY

The following table summarizes the minimum capital requirements and capital positions at March 31, 1996 and December 31, 1995:
($ in thousands)        March 31, 1996                  December 31, 1995
                        Minimum         Actual          Minimum         Actual
                        Capital         Capital         Capital         Capital
                        Required        Bank            Required        Bank
                        - Bank                          - Bank
Regulatory Capital
Requirements
Total risk based        8.00%           7.36%           8.00%           6.94%
     capital percentage
Total risk based        4,737           4,358           5,080           4,409
     capital

Tier 1 risk based       4.00%           6.09%           4.00%           5.67%
     capital percentage
Tier 1 risk based       2,368           3,604           2,540           3,599
     capital

Leverage (per order)    6.00%           4.44%           6.00%           4.38%
     percentage
Leverage (per order)    4,867           3,604           4,927           3,599

LOANS
($ in thousands)                March 31, 1996          December 31, 1995
                                        % of                    % of
                                Amount  Total           Amount  Total
Commercial collateralized by    $26,358 48%             $30,083 51%
     real estate
Commercial other                10,860  20%             9,021   15%
Residential real estate         10,890  20%             10,791  19%
     mortgage
Lease financing                 5,042   9%              6,860   12%
Consumer                        1,579   3%              1,743   3%
Total loans - gross             $54,729 100%            $58,504 100%

Unearned income                 ($17)                   ($22)
Deferred loan fees              (29)                    (30)
Allowance for loan losses       (1,849)                 (2,070)
Total Loans - net               $52,834                 $56,382
Average outstanding loans-net                           $58,610

NONPERFORMING ASSETS
($ in thousands)
March 31,December 31,                   1996            1995
Loans past due 90 days or more:
  Non-accrual                           $4,318          $6,383
  Accrual                               276             356
Total loans past due 90 days or more    4,594           6,739

Other real estate owned ("OREO"):
  Foreclosed properties                 2,803           3,054
  OREO allowance                        (255)           (341)
Total OREO (net)                        2,548           2,713
TOTAL NONPERFORMING ASSETS              $7,142          $9,451

Nonperforming assets to total loans     12.89%          16.00%
     (net) and OREO (net)
Allowance for loan losses to total      40.25%          30.72%
     loans past due 90 days or more
As a percentage of total loans:
  Loans past due 90 days or more        8.43%           11.51%
  Allowance for loan losses             3.38%           3.54%


Non-accrual loans consisted of the following:

($ in thousands)
                                        March 31,       December 31,
                                        1996            1995

  Non-accrual loans:
    Real estate loans                   $2,494          $3,557
    Commercial other                    1,824           2,826
  TOTAL NON-ACCRUAL LOANS               $4,318          $16,383


OREO consisted of the following:

($ in thousands)
                                        March 31,       December 31,
                                        1996            1995

1 - 4 family residential properties     $1,489          $569
Multifamily residential properties      265             272
Commercial real estate                  812             1,151
Construction & Land Development         765             721
TOTAL OREO                              $3,331          $2,713


The Company discontinues the accrual of interest income whenever reasonable doubt exists as to its ultimate collectability or when the loan is 90 days or more past due. When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's income.
A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.

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

The changes in the allowance for loan losses were as follows:

($ in thousands)
Three months ended March 31,            1996            1995

Beginning balance                       $2,070          $2,637

Loans charged off                       297             (553)
Recoveries                              36              188
Net loan recoveries (charge-offs)       (261)           (365)
Provision for loan losses               40              75

Ending balance                          $1,849          $2,347

Net loan charge-offs to average loans   0.49%           0.60%
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

The Bank has adopted Financial Accounting Standard 114 "Accounting
By Creditors for Impaired Loans" effective January 1, 1995. In connection therewith, Management reviews the non-accrual loan portfolio and loans past due 90 days and accruing to determine if there is loan impairment. At March 31, 1996 the Bank's impaired loans amounted to $4,318,000. The Bank has allocated $671,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of March 31, 1996 and December 31, 1995 in accordance with the requirements of Statement of Financial Accounting Standards No.
115 (SFAS No. 115) "Accounting for Certain Investments in Debt and
Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of the December 31, 1995 Form 10-K.


At March 31, 1996               Amortized       Gross Unrealized        Estimated
($ in thousands)                Cost            Gains   Losses          Market Value
U.S. Treasury Securities        $4,033          --      ($3)            $4,030
U.S. Agency Notes               1,000           --      --              1,000
Other                           550             --      --              550
TOTAL INVESTMENT SECURITIES     $5,583          --      ($3)            $5,580

At December 31, 1995            Amortized       Gross Unrealized        Estimated
($ in thousands)                Cost            Gains   Losses          Market Value
U.S. Treasury Notes             $4,053          --      ($2)            $4,051
U.S. Agency Notes               3,000           --      --              3,000
Marketable Equity Securities    281             --      --              281
Other                           250             --      --              250
TOTAL INVESTMENT SECURITIES     $7,584          --      ($2)            $7,582


NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

Three months ended March 31,                    1996                            1995
                                        Average                 Average Average                 Average
($ in thousands)                        Balance Interest        Rate    Balance Interest        Rate
Assets:
  Loans                                 $53,185 $1,237          9.35%   $57,608 $1,284          9.05%
  Securities                            6,736   95              5.67%   13,492  198             5.92%
  Federal Funds Sold                    6,306   82              5.23%   4,210   57              5.49%
Total Earning Assets                    66,227  1,414           8.59%   75,310  1,539           8.29%
Cash and due from banks                 1,983                           2,410
Other assets                            12,922                          10,957
Total Assets                            $81,132                         $88,677

Liabilities & Stockholder's equity:
Interest-bearing deposits:
  Time certificates                     $54,010 $744            5.54%   $56,459 $624            4.48%
  Savings deposits                      15,117  65              1.73%   18,687  94              2.04%
Total interest-bearing deposits         69,127  809             4.70%   75,146  718             3.87%
Other borrowings                        2,130   66              12.46%  1,753   50              11.57%
Total interest-bearing liabilities      71,257  875             4.94%   76,899  768             4.05%
Demand deposits                         7,774                           8,335
Other liabilities                       1,704                           2,091
Stockholders' equity                    397                             1,352
Total liabilities and stockholders'     $81,132                         $88,677
     equity
Net interest income/rate spread                 539             3.65%           771             4.24%
Net interest margin                                             3.27%                           4.15%

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

Change from March 31, 1995 to March 31, 1996 attributable to:

($ in thousands)                Volume  Rate    Total

Interest income:
Loans                           (86)    39      (47)
Investment securities           (94)    (9)     (103)
Federal Funds sold              27      (2)     25
Total interest income           ($153)  $28     ($125)

Interest expense:
Deposits:
Time certificates               (27)    147     120
Savings deposits                (16)    (13)    (29)
Total interest expense on       (43)    134     91
     deposits
Other interest-bearing          12      4       16
     liabilities
Total interest expense          ($31)   $138    $107
NET INTEREST INCOME             ($122)  ($110)  ($232)


COMMITMENTS AND CONTINGENCIES

The Company and certain of its then directors and officers are defendants in a suit alleging violations under the Securities Exchange Act of 1934. The suit is described more fully in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair market value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Management intends to continue to account for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1996.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-K

(a)  Exhibit 27:  Financial Data Schedule

(b)  None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              CBC BANCORP, INC.
                              (Registrant)


Date:                         May 10, 1996
                              Dennis Pollack
                              President and Chief Executive
Officer



                              Barbara Van Bergen
                              Chief Accounting Officer

EXHIBIT 27      FINANCIAL DATA SCHEDULE