Form 10-Q
period 1996-06-30
CBC BANCORP INC
filed 1996-08-14
CIK 799026

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

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

        As of June 30, 1996, there were 1,961,761 shares of CBC
       Bancorp, Inc. Common Stock, par value $.01 per share,
                   outstanding.CBC BANCORP, INC.



PART I.   FINANCIAL INFORMATION


     PAGE

Item 1.   Financial Statements


Unaudited Consolidated Balance Sheets   1
June 30, 1996 and December 31, 1995


Unaudited Consolidated Statements of Operations   2
Three Months and Six Months  Ended June 30, 1996 and June 30, 1995


Unaudited Consolidated Statements of Changes in Shareholders'    3
Equity -- Six Months Ended June 30, 1996 and June 30, 1995


Unaudited Consolidated Statements of Cash Flows   4
Six Months Ended June 30, 1996 and June 30, 1995


Notes to Consolidated Financial Statements   5


Item 2.   Management's Discussion and Analysis of 6
     Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K   13


SIGNATURES     14

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                         June 30 December 31,
(Dollars in 000's) (UNAUDITED)                   1996    1995
ASSETS

LOANS (net of allowance for loan losses:
1996, $2,209; 1995,$2,070):              $52,657 $56,382
INVESTMENT SECURITIES HELD FOR SALE      5,552   7,582
FEDERAL FUNDS SOLD                       5,881   5,000
TOTAL EARNING ASSETS                     64,090  68,964

CASH AND DUE FROM BANKS                  2,089   1,937
ACCRUED INTEREST RECEIVABLE              595     782
PROPERTY AND EQUIPMENT - NET             758     789
ASSETS HELD FOR LEASE                    6,573   7,573
PREPAID AND OTHER ASSETS                 510     522
OTHER REAL ESTATE OWNED                  1,764   2,713
TOTAL ASSETS                             $76,379 $83,280

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand                                 $7,621  $8,672
  Savings and NOW                        11,198  13,319
  Money market                           2,271   2,546
  Time deposits under $100               45,516  49,342
  Time deposits of $100 or more          5,692   5,166
TOTAL DEPOSITS                           $72,298 $79,045

ACCRUED INTEREST PAYABLE                 626     532
DIVIDENDS PAYABLE                        661     1,330
OTHER LIABILITIES                        320     459
SENIOR NOTES                             548     548
CAPITAL NOTES                            220     220
MANDATORY CONVERTIBLE CAPITAL NOTES      1,090   1,090
TOTAL LIABILITIES                        $75,763 $83,224

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                        $12,620 $11,240
  Common Stock                           19      19
  Additional paid-in capital             8,892   9,604
  Unrealized gain  (loss) on
  marketable equity securities           (4)      (2)
  Accumulated deficit                    (20,911)        (20,805)
TOTAL SHAREHOLDERS' EQUITY               $616    $56

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                         $76,379      $83,280


The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three MonthsEnded   Six Months Ended
                              June 30,              June 30,
(Dollars in 000's except per share data) (UNAUDITED)
                             1996       1995       1996     1995
INTEREST INCOME:
Interest and fees on loans   $1,210     $1,278     $2,448   $2,562
Interest and dividends on investments:
US Treasury and Government
 agency securities             76        74            163       246
  Other securities              9         16          15      42
Interest on federal funds sold     90     67         172     124
TOTAL INTEREST INCOME        $1,385     $1,435      $2,798    $2,974

INTEREST EXPENSE:
Interest on deposits:
Savings and time deposits
 under $100                    $684        $693      $1,418   $1,352
Time deposits of $100 or more    74        106        149     165
Total Interest on Deposits     758          799       1,567   1,517
Interest on borrowed money:
  Long-term borrowings           58         44         117     86
  Other                           7          6         13      14
Total Interest on borrowed money   65      50          130     100
TOTAL INTEREST EXPENSE            823       849       1,697   1617
NET INTEREST INCOME               562       586       1,101   1,357
Provision for loan losses          60        275        100     350
NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES       $502        $311       $1,001   $1,007
OTHER OPERATING INCOME:
Service fees on deposits         $264        $139        $518    $284
Net gain (loss) on sale of
 securities                       (6)           0         10      (1)
Lease asset income                157         199         331     316
Gain on sale of loans             --           45          --      62
Other                             37           24           71      71
TOTAL OTHER OPERATING INCOME      $452        $407        $930    $732
OTHER OPERATING EXPENSES:
Salaries and employee benefits     474        $545        $939    $1,116
Occupancy                           99         73          177      161
Supplies and communications         37         43           74      84
Professional services              105         77           203     238
Furniture and equipment maintenance 12          19           24      39
Depreciation and amortization       25          49           79      102
FDIC insurance                      52          69           104     137
Other insurance                     23          22           48      44
Other real estate owned             94          365         195      440
Other                               85          27           194     87
TOTAL OTHER OPERATING EXPENSES     $1,006     $1,289       $2,037    $2,448
INCOME (LOSS) BEFORE INCOME TAX AND
     EXTRAORDINARY ITEM             (52)       (571)        (106)   (709)
Income tax                           --          --           --      --
INCOME BEFORE EXTRAORDINARY ITEM    (52)       (571)        (106)   (709)
Extraordinary item - Tax benefit from
 net operating losscarryforward      --            --         --       --
Net income (loss)                   ($ 52)       ($571)      ($106)  ($709)
Less preferred stock dividends
                                     (369)        (311)       (712)   (604)
Loss applicable to common stock
                                     ($421)       ($882)     ($818)   ($1,313)

Net loss per common share
                                     ($.22)       ($.44)     ($.42)    ($.65)
Weighted Average Common Shares (Primary)
                                    1,961,761  2,012,514    1,961,761  2,012,514


The accompanying notes are an integral part of these consolidated financial statements.


CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
($ and shares in 000's) (UNAUDITED)

           Common                         Unrealized
           Stock                           Loss on     Retained
           Number            Additional   Marketable    Earnings
           of      Preferred     Paid-in     Equity       (Accum.
           Shares Amount Stock  Capital   Securities    Deficit)    Total
BALANCE, DECEMBER 31, 1995
            1,962 $19   $11,240  $9,604    ($2)       ($20,805)   $56

Preferred dividends
 accrued Series 1                  (97)                           (97)
Preferred dividends
 accrued Series 2                  (229)                          (229)
Preferred dividends
 accrued Series 3                  (386)                          (386)
Issuance of Preferred
 Stock                    1,380                                    1,380
Change in unrealized
loss on marketable
equity securities                           (2)                      (2)
Net income (loss)                                        (106)      (106)

BALANCE, JUNE 30,
1996       1,962   $19   $12,620    $8,892  ($4)         ($20,911)   $616

BALANCE, DECEMBER 31,
 1994      2,013   $20    $9,830    $11,032 ($218)       ($19,207)   $1,457

Preferred dividends
accrued Series 1                      (100)                           (100)
Preferred dividends
 accrued Series 2                      (236)                          (236)
Preferred dividends
 accrued Series 3                      (268)                          (268)
Change in unrealized loss on
marketable equity securities                  156                       156
Issuance of Preferred Stock 260                                         260
Net income (loss)                                            (709)     (709)


BALANCE,  2,013    $20    $10,090    $10,428  ($62)       ($19,916)     $560
JUNE
30,1995

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended
                                             June 30,
($ IN 000's) (UNAUDITED)                     1996     1995
OPERATING ACTIVITIES:
Net Income (Loss)                            ($106)    ($709)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
Provision for losses on loans                  100      350
Provision for OREO reserves                    115       --
Provision for depreciation and amortization      79     102
Increase (decrease) in deferred
 loan fees and costs - net                      (7)    (20)
Amortization (accretion) of net
 investment security premiums(discounts)         23     50
(Gain) on sale of securities                    (10)     1
Loss (gain) on sale and provision
 for write-downs of other real
estate owned                                    319    335
Decrease in accrued interest receivables        187    96
Decrease (increase) in prepaid
 and other assets                               34      (241)
Increase (decrease) in
 accrued interest payable                       94      (525)
Increase (decrease) in deferred revenue         --      (23)
Increase (decrease) in other liabilities      (140)     (173)
Net cash provided (used)
 by operating activities                       $688     ($757)

INVESTING ACTIVITIES:
Net decrease(increase) in federal funds sold  ($881)     $(5)
Proceeds from sales and maturities
 of investment securities                      6,322      9,027
Purchases of investment securities            (4,307)      (988)
Decrease (increase) in loans                   3,475      3,218
Proceeds from sales of OREO                      726       803
Purchases of OREO/Cap Exp.                      (57)        --
Purchases of property and equipment             (67)       (109)
Purchase of assets held for lease                 --      (7,959)
Proceeds from sales of assets held for lease    1,000       3,346
Net cash provided by investing activities      $6,211      $7,333

FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings
 and money market deposit accounts            ($3,446)      ($4,024)
Net decrease in time deposits                 (3,301)        (2,632)
Net cash used in financing activities         ($6,747)      ($6,656)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    152     (80)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR    1,937        3,130
CASH AND DUE FROM BANKS AT END OF QUARTER       2,089        3,050
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money       1,603        2,141
  Income taxes                                     --         --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned       67      438
Transfer of Other Real Estate Owned to loans       221       --
Mortgage Recorder as Loan Recovery                 300       --
Preferred stock dividend declared                  711       344
Unrealized gain (loss) on valuation
 of instruments available for sale                 (2)       156
Issuance of preferred stock dividend             1,380       260

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

NOTE B:REGULATORY MATTERS

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. Under the Bank's approved 1996 Capital Restoration Plan (the "1996 Capital Plan"), which was approved by the FDIC and the Banking Commissioner on March 21, 1996, the Bank has until December 31, 1997 to achieve the 6 percent Tier 1 leverage capital ratio originally mandated by the 1991 Order. The Bank and its Board of Directors believe that the Bank is in full compliance with each of the terms of the 1991 Order.

Under the terms of a written agreement (the "Agreement") between the Company and the Federal Reserve Bank of Boston (the "FRB") effective November 2, 1994, the holding company is required to obtain the written approval of the Reserve Bank prior to the declaration or payment of cash dividends on its outstanding common or preferred stock, increasing its outstanding borrowings or incurring additional holding company indebtedness, engaging in material transactions with the Bank (other than capital contributions), or making cash disbursements in excess of agreed upon amounts. All such actions required by the Written Agreement have been taken by the Company.

NOTE C:PREFERRED STOCK DIVIDEND.

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors voted to pay stock dividends in the amount of 20 shares of Series III Preferred Stock with a stated value of $200,000 to the shareholders as satisfaction of the same amount of dividends payable to them as of June 30, 1996. In addition, the majority shareholder accepted a stock dividend in the amount of 10 shares of Preferred Series III Stock with a stated value of $100,000 as satisfaction of the same amount of Series II Preferred Stock dividends payable to him as of June 30, 1996.

Item 2.MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS


   CBC BANCORP, INC. AND SUBSIDIARY
   CONDENSED STATEMENTS OF INCOME
   Six Months Ended June 30,
   ($ In thousands, except per share data)          1996    1995
   Net interest income                              1,101   1,357
   Provision for loan losses                        100     350
   Net interest income after
   provision for loan losses                        1,001    1,007
   Investment securities gains (losses)             10       (1)
   Other non-interest income                        920     733
   Other real estate owned expense                  195     440
   Other non-interest expense                       1,842   2,008
   NET INCOME (LOSS)                                (106)   (709)

   Common Per share data
   Book value                                        --      --
   Net income and Preferred Stock Dividends         (.42)   (.65)
   Cash dividends                                     --      --

   Financial Ratios
   Yield on interest-bearing assets                   8.35    8.12
   Cost of funds                                      4.90    4.24
   Interest rate spread                               3.45    3.88
   Net interest margin                                3.29    3.70
   Return on average assets(annualized)               --      --
   Return on average equity(annualized)               --      --
   Average equity to average assets                   .42     1.48

   At end of quarter:
     Loans to deposits                                75.88   70.74
     Nonperforming loans to total loans               9.51    14.41
     Nonperforming assets to total loans and OREO     12.83   20.00
     Allowance for loan losses to nonperforming loans 42.32   35.56
   Capital ratios of bank subsidiary:
     Total risk-based                                  7.51    6.27
     Tier 1 risk-based                                 6.23    4.99
     Tier 1 leverage                                   4.61    3.72

   At end of period June 30,
                                                    1996    1995
   Total assets                                   76,379     84,577
   Net loans                                      52,657     55,085
   Allowance for loan losses                      (2,209)   (2,083)
   Securities                                       5,552    6,255
   Deposits                                         72,298   80,818
   Stockholders' equity                             616       560
   Outstanding shares                              1,961,761      2,012,514

RESULTS OF OPERATIONS

The Company's net loss for the six months ending June 30, 1996 was $106,000 or $.05 per share of common stock, an improvement from the loss of $709,000 or $.35 per share of common stock for the prior year period. The Company's loss consisted of $117,000 of interest expense on Company debt which was offset by the Bank's net income of $11,000 for the period. The Bank's improvement for the first six months of 1996 is due primarily to: 1) a net increase in other income of $198,000 from the prior period which was primarily due to the recovery of service charges in 1996 on dormant accounts of approximately $266,000. In 1995, the Bank had other income of $62,000 from SBA loan sales. No SBA loans were originated in 1996, and 2) a decrease in other operating expenses of $411,000.
These improvements were tempered by a decreases in net interest income of $225,000, excluding interest expense on Company debt.

Total interest income for the six months ended June 30, 1996 decreased $176,000 or 6% from the three month period ended June 30, 1995. This was due primarily to a 9% decrease in the average loans outstanding during the six month period, which was tempered by a slight increase in average interest rates charged for loans.

Total interest expense on interest -bearing liabilities for the six months ended June 30, 1996 increased $80,000 or 5% from the six month period ended June 30, 1995. This reflects a 54 basis point increase on the average rate paid for interest-bearing deposits and a 65 basis point increase on the average rate paid on other borrowings. The impact of these rate increases was tempered by a decrease in average interest-bearing liabilities of $6,275,000 or 8% from the six month period ended June 30, 1995.

Non-interest income increased $198,000 in the first six months of 1996 over the comparable period in 1995. The increase was largely attributable to additional service charges in the amount of $234,000. Non-interest income for the same period in 1995 includes $62,000 of income related to SBA loan sales. The Bank has not booked any new SBA loan business in 1996.

Non-interest expense decreased $411,000 or 17% for the first six months ended June 30, 1996 compared to the same period in 1995. The reduction of non-interest expense reflects management's efforts to significantly reduce professional fees and Other Real Estate Owned expenses, as well as overall cost containment measures in all other general and administrative expenses.

The year-to-date provision for loan losses was $100,000 for 1996 and $350,000 for 1995.

The company's net loss for the second quarter of 1996 was $52,000 or $.03 per common share, a reduction in loss of $519,000 from the net loss of $571,000 or $.28 per common share for the second quarter of 1995. The reduction was primarily due to increased service charges combined with a loan loss provision of $275,000 and an OREO reserve provision of $300,000 taken in the second quarter of 1995 as required by the Connecticut State Banking Department based on the results of their examination of the Bank as of March 31, 1995.

FINANCIAL CONDITION

Gross loans decreased by $3,592,000 or 6% in the aggregate for the six months ended June 30, 1996. Investment securities and federal funds sold decreased $1,149,000 or 9%. Assets held for lease decreased $1,000,000 or 13%. The decrease in loans reflects management's continued focus on improving the overall asset quality of the portfolio through the reduction of nonperforming loans. Nonperforming loans decreased $1,520,000 or 23% for the period. The remaining decreases are primarily the result of a decrease in deposits of $6,747,000 or 8%.

In the six months ended June 30, 1996, the Bank disbursed funds of $6.2million of new financial leasing-related transactions and had paydowns of $6 million from funds previously deployed. The financial lease program includes full pay-out leases which are subsequently placed with permanent lenders, accounts receivable purchases resulting from leasing transactions and equipment purchased for financial lease transactions both available for lease and subject to existing leases Most transactions are short term in nature.



CAPITAL ADEQUACY

The  following  table summarizes the minimum capital  requirements and capital positions at June 30, 1996 and December 31, 1995:
($ in thousands)         June 30, 1996        December 31, 1995
                         Minimum   Actual      Minimum    Actual
                         Capital   Capital     Capital    Capital
                         Required   Bank      Required     Bank                     Bank
                         -Bank                 -Bank
Regulatory Capital
 Requirements
Total risk based
 capital percentage     8.00%      7.51%       8.00%         6.94%
Total risk based
   capital               4,635     4,352       5,080         4,409

Tier 1 risk based
 capital percentage     4.00%      6.23%       4.00%         5.67%
Tier 1 risk based
    capital               2,318     3,610       2,540        3,599

Leverage (per order)
    percentage           6.00%       4.61%       6.00%       4.38%
Leverage (per order)     4,702      3,610       4,927        3,599

LOANS
($ in thousands)             June 30, 1996  December 31, 1995

                                     % of           % of
                             Amount  Total  Amount  Total
Commercial collateralized
 by real estate              $27,115  49%    $30,083  51%
Commercial other             10,387   19%    9,021    15%
Residential real estate
       mortgage              10,188   18%    10,797   19%
Lease financing              5,831    11%    6,860    12%
Consumer                     1,391    3%     1,743    3%
Total loans - gross          $54,912  100%   $58,504  100%

Unearned income              ($15)          ($22)
Deferred loan fees           (31)           (30)
Allowance for loan losses    (2,209)        (2,070)
Total Loans - net            $52,657        $56,382
Average outstanding
 loans - net                  $52,729       $58,610

NONPERFORMING ASSETS

  ($ in thousands)                  June 30,       December 31,
                                    1996         1995
  Loans past due 90 days or more:
    Non-accrual                     $4,744     $6,383
    Accrual                         475        356
  Total loans past due
 90 days or more                     5,219      6,739
  Other real estate owned ("OREO"):
    Foreclosed properties            1,904      3,054
    OREO allowance                   (140)      (341)
  Total OREO (net)                   1,764      2,713
  TOTAL NONPERFORMING ASSETS        $6,983     $9,452

  Nonperforming assets to total
 loans (net) and OREO (net)          12.83%     16.00%
  Allowance for loan losses
 to total loans past due
 90 days or  more                     42.32%     30.72%
  As a percentage of total loans:
    Loans past due 90 days or more     9.5%      11.51%
    Allowance for loan losses          4.02%      3.54%

Non-accrual loans consisted of the following:

  ($ in thousands)             June 30,       December 31,
                                   1996            1995

  Non-accrual loans:
    Real estate loans               $2,689       $3,557
    Commercial other                 2,055        2,826
  TOTAL NON-ACCRUAL LOANS           $4,744        $6,383

OREO consisted of the following:

  ($ in thousands)             June 30,       December 31,
                                   1996           1995

  1 - 4 family residential
         properties                  $602           $569
  Multifamily residential
             properties                --             272
  Commercial real estate              764          1,151
  Construction & Land Development     398            721
  TOTAL OREO                        $1,764         $2,713

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

The changes in the allowance for loan losses were as follows:

  Six months ended June 30,    1996   1995
  ($ in thousands)

  Beginning balance            $2,070 $2,637

  Loans charged off            (365)  (553)
  Recoveries                   404    188
  Net loan recoveries (charge-offs)   39      (365)
  Provision for loan losses    100    75

  Ending balance               $2,209 $2,347

  Net loan charge-offs to average loans outstanding 0.00%
  0.60%

While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations. The Connecticut Department of Banking completed its regulatory examination of the Bank as of the close of business on April 15, 1996. No adjustments to the loan loss or OREO reserves were required as a result of the examination.

The Bank has adopted Financial Accounting Standard 114 "Accounting By Creditors for Impaired Loans" effective January 1, 1995. In connection therewith, Management reviews the non-accrual loan portfolio and loans past due 90 days and accruing to determine if there is loan impairment. At June 30, 1996 the Bank's impaired loans amounted to $4,744,000. The Bank has allocated $1,045,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of June 30, 1996 and December 31, 1995 in accordance with the requirements of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of the December 31, 1995 Form 10-K.

 At June 30, 1996           Amortized   Gross Unrealized Estimated                               Estimated
 ($ in thousands)           Cost         Gains   Losses  Market Value
 US Treasury Securities         $4,006       --      ($2)   $4,004
 US Government Agency Security   1,000       --      (2)    998
 Certificate of Deposit            300        --      --     300
 State of Israel Bond              250        --      --     250
 TOTAL INVESTMENT SECURITIES    $5,556        --      ($4)   $5,552

  At December 31, 1995      Amortized   Gross Unrealized  Estimated                               Estimated
  ($ in thousands)          Cost         Gains   Losses    Market  Value
  US Treasury Notes             $6,293     --      ($195)  $6,098
  Certificate of Deposit           500     --      --      500
  State of Israel Bond              500    --      --      500
  Marketable Equity Securities      205    --      (23)    182
  TOTAL INVESTMENT SECURITIES     $7,498   --      ($218)  $7,280

NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

Six months ended June 30,         1996                   1995
                   Average     Average     Average     Average
($ in thousands)   Balance  Interest Rate   Balance  Interest Rate
Assets:
  Loans            $54,633  2,448   9.01%   $59,446  $2,562   8.69%
  Securities       6,144      178    5.83%   9,973    288     5.82%
  Federal Funds Sold 6,578    172    5.26%   4,476    124     5.59%
Total Earning
      Assets       67,355   2,798   8.35%    73,895   2,974    8.12%
Cash and due
 from banks         1,888                     2,230
Other assets       10,354                    11,079
Total Assets      $79,597                    $87,204

Liabilities & Stockholder's equity:
Interest-bearing deposits:
Time certificates  52,810   1,435  5.46%      $56,366  $1,339   4.79%
  Savings deposits 14,721    132    1.80%      17,837    178     2.01%
Total interest-bearing
        deposits   67,531    1,567  4.66%      74,203   1,517    4.12%
Other borrowings   2,147      130    12.17%     1,750     100     11.52%
Total interest-bearing
    liabilities    69,678    1,697  4.90%       75,953  1,617    4.24%
Demand deposits     7,870                        8,241
Other liabilities   1,713                        1,719
Stockholders' equity  336                        1,291
Total liabilities and
stockholders' equity $79,597                    $87,204
Net interest income/rate spread 1,101  3.45%             1,357     3.88%
Net interest margin                    3.29%                       3.70%

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

                                   Change from June 30, 1995
                                   to June 30, 1996 attributable
     to:
     ($ in thousands)              Volume Rate    Total

     Interest income:
     Loans                         (209)  95      (114)
     Investment securities         (110)  0       (110)
     Short-term investments        55     (7)     48
     Total interest income         (264)  88      (176)

     Interest expense:
     Deposits:
       Time certificates           (78)   174     96
       Savings deposits            (29)   (18)    (47)
     Total interest expense on deposits   (107)   156    49
     Other interest-bearing liabilities   24      7      31
     Total interest expense        (83)   163     80
     NET INTEREST INCOME           (181)  (75)    (256)

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

     CBC BANCORP, INC.
     (Registrant)


Date:     August 8, 1996
     Dennis Pollack
     President and Chief Executive Officer



     Barbara Van Bergen
     Chief Accounting Officer

EXHIBIT 27     FINANCIAL DATA SCHEDULE