Form 10-Q
period 1996-09-30
CBC BANCORP INC
filed 1996-11-14
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September 30, 1996
OR
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

     Yes  [  ] No   [  ]
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     As of September 30, 1996, there were 1,961,761 shares of CBC Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.CBC BANCORP, INC.



PART I.   FINANCIAL INFORMATION


     PAGE

Item 1.   Financial Statements


Unaudited Consolidated Balance Sheets   1
September 30, 1996 and December 31, 1995


Unaudited Consolidated Statements of Operations   2
Three Months and Nine Months  Ended September 30, 1996 and
September 30, 1995


Unaudited Consolidated Statements of Changes in
Shareholders' 3 Equity --Nine Months Ended September 30,
1996 and September 30, 1995


Unaudited Consolidated Statements of Cash Flows   4
Nine Months Ended September 30, 1996 and September 30, 1995


Notes to Consolidated Financial Statements   5


Item 2.   Management's Discussion and Analysis of 6
     Financial Condition and Results of
Operations


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K   13


SIGNATURES                                   <
               14

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                September 30,  December 31,
(Dollars in 000's) (UNAUDITED)               1996
1995
ASSETS

LOANS (net of allowance for loan losses:  1996, $2,298;
1995, $2,070):      $57,187   $56,382
INVESTMENT SECURITIES HELD FOR SALE               7,035
7,582
FEDERAL FUNDS SOLD            5,677     5,000
TOTAL EARNING ASSETS               69,899    68,964

CASH AND DUE FROM BANKS            2,205     1,937
ACCRUED INTEREST RECEIVABLE             765
782
PROPERTY AND EQUIPMENT - NET            755
789
ASSETS HELD FOR LEASE              6,363
7,573
PREPAID AND OTHER ASSETS           517
522
OTHER REAL ESTATE OWNED            1,619
2,713
TOTAL ASSETS             $82,123
$83,280

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand            $ 9,005   $ 8,672
  Savings and NOW             11,788
13,319
  Money market           2,721     2,546
  Time deposits under $100              47,023
49,342
  Time deposits of $100 or more              5,924
5,166
TOTAL DEPOSITS
$76,461
                    $79,045
ACCRUED INTEREST PAYABLE           676  532
DIVIDENDS PAYABLE             154
1,330
OTHER LIABILITIES             481  459
SENIOR NOTES             548  548
CAPITAL NOTES            220  220
MANDATORY CONVERTIBLE CAPITAL NOTES               1,090
1,090
TOTAL LIABILITIES             $79,630   $83,224
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
  Preferred Stock             $15,240   $11,240
  Common Stock           19   19
  Additional paid-in capital            8,512     9,604
  Unrealized gain  (loss) on marketable equity
securities (3)  (2)
  Accumulated deficit              (21,275)
(20,805)
TOTAL SHAREHOLDERS' EQUITY              $2,493
$56

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$82,123 $83,280

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended       Nine Months
Ended

September 30, September 30,
(Dollars in 000's except per share data) (UNAUDITED)
1996     1995          1996  1995
INTEREST INCOME:
Interest and fees on loans    $1,307    $1,368    $3,755
$3,930
Interest and dividends on investments:
  US Treasury and Government agency securities    75   72
239
318
  Other securities  10   11   24   53
Interest on federal funds sold     88   56   260  180
TOTAL INTEREST INCOME    $1,480    $1,507    $4,278    $4,481

INTEREST EXPENSE:
Interest on deposits:
Savings and time deposits under $100  $704 $745 $2,122
  $2,097 Time deposits of $100 or more  79   73   228  238
Total Interest on Deposits    783  818  2,350
2,335
Interest on borrowed money:
  Long-term borrowings   59   44   176  130
  Other   6    7    20   21
Total Interest on borrowed money   65   51   196  151
TOTAL INTEREST EXPENSE   848  869  2,546
2,486
NET INTEREST INCOME 632  638  1,732     1,995
Provision for loan losses     140  ---  240  350
NET INTEREST INCOME (LOSS) AFTER PROVISION
     FOR LOAN LOSSES     $492 $638 $1,492
$1,645
OTHER OPERATING INCOME:
Service fees on deposits $101 $108 $619 $392
Net gain (loss) on sale of securities   --   (15)
10
(16)
Lease asset income  173  161  503  477
Gain on sale of loans    --   --   --   62
Other     32   35   105  106
TOTAL OTHER OPERATING INCOME  $306 $289 $1,237
$1,021
OTHER OPERATING EXPENSES:
Salaries and employee benefits     503  $534 $1,442
$1,650
Occupancy 89   81   266  242
Supplies and communications   40   46   114  130
Professional services    93   120  296  358
Furniture and equipment maintenance     14   20
38
59
Depreciation and amortization 49   52   128  154
FDIC insurance 50   61   154  198
Other insurance     18   19   66   63
Other real estate owned  169  135  364  575
Other     136  120  331  207
TOTAL OTHER OPERATING EXPENSES     $1,161    $1,188
$3,199
$3,636
INCOME (LOSS) BEFORE INCOME TAX AND
     EXTRAORDINARY ITEM  (363)     (261)     (470)
(970)
Income tax     --   --   --   --
INCOME BEFORE EXTRAORDINARY ITEM   (363)     (261)
(470)
(970)
Extraordinary item - Tax benefit from net operating
loss carryforward       --   --   --
Net income (loss)   ($ 363)   ($261)    ($470)
($970)
Less preferred stock dividends
(380)     (315)     (1,091)   (919)
Loss applicable to common stock
($743)    ($576)    ($1,561)  ($1,889)
Net loss per common share
($ .38)   ($ .29)   ($ .80)   ($ .94)
Weighted Average Common Shares (Primary)
1,961,761 2,012,5141,961,761 2,012,514

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
1995
($ and shares in 000's) (UNAUDITED)

                    Unrealized
                   Loss on   Retained
Common Stock            Additional     Marketable
Earnings
Number of     Preferred Paid-in   Equity    (Accum.
Shares   Amount    Stock     Capital   Securities
Deficit)
Total
BALANCE, DECEMBER 31, 1995            1,962       $19
$11,240 $9,604     ($2)
($20,805)                     $56

Preferred dividends accrued Series 1                   (144)
(144)
Preferred dividends accrued Series 2                   (342)
(342)
Preferred dividends accrued Series 3                   (606)
(606)
Issuance of Preferred Stock               4,000
4,000
Change in unrealized loss on
     marketable equity securities                      (1)
(1)
Net income (loss)                            (470)
(470)

BALANCE, SEPTEMBER 30, 1996           1,962       $19
$15,240 $8,512   ($3) ($21,275)      $2,493

BALANCE, DECEMBER 31, 1994            2,013       $20  $9,830
$11,032  ($218)    ($19,207)       $ 1,457

Preferred dividends accrued Series 1                   (152)
(152)
Preferred dividends accrued Series 2                   (356)
(356)
Preferred dividends accrued Series 3                   (411)
(411)
Change in unrealized loss on
     marketable equity securities                      194
194
Issuance of Preferred Stock             390
390
Net income (loss)                               (970)
(970)

BALANCE, SEPTEMBER 30, 1995        2,013     $20  $10,220
$10,113        ($24)               ($20,177)           $152

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended
     September 30,
($ IN 000's) (UNAUDITED) 1996 1995
OPERATING ACTIVITIES:
Net Income (Loss)   ($470)    ($970)
Adjustments to reconcile net income (loss)
to net
     cash provided by operating activities:
Provision for losses on loans 240  350
Provision for OREO reserves   259  --
Provision for depreciation and amortization  128  154
Increase (decrease) in deferred loan fees and costs - net
9 (25)
Amortization (accretion) of net investment security
premiums (discounts)    23   83
(Gain) on sale of securities  (10) 16
Loss (gain) on sale and provision for write-downs of other
real estate owned   321  404
Decrease in accrued interest receivables     16   174
Decrease (increase) in prepaid and other assets   (5)
(183)
Increase (decrease) in accrued interest payable   144
(495)
Increase (decrease) in deferred revenue --   (23)
Increase (decrease) in other liabilities     22   (22)
Net cash provided (used) by operating activities  $677
($537)

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold     ($  677)
$950
Proceeds from sales and maturities of investment securities
6,572 9,217
Purchases of investment securities (4,307)   (988)
Decrease (increase) in loans  (1,401)
2,757 Proceeds from sales of OREO            956  1,331
Purchases of OREO/Cap Exp.    (85) -
Purchases of property and equipment
(93) (142)
Purchase of assets held for lease  --   (7,959)
Proceeds from sales of assets held for lease
1,210 4,280
Net cash provided by investing activities
$2,175
$9,446
FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and money
market deposit accounts    ($1,023)  ($5,056)
Net decrease in time deposits (1,561)   (3,579)
Net cash used in financing activities   ($2,584)
($8,635)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  268
274 CASH AND DUE FROM BANKS AT BEGINNING OF YEAR 1,937
3,130
CASH AND DUE FROM BANKS AT END OF QUARTER    2,205
3,404
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money    2,401
2,830
  Income taxes --   --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned
262
1,413
Transfer of Other Real Estate Owned to loans 221  -
Mortgage Recorded as Loan Recovery 300  --
Preferred stock dividend declared  1,094     529
Unrealized gain (loss) on valuation of instruments
available for sale (1)  194
Issuance of preferred stock dividend    2,270     390
Issuance of preferred stock for marketable equity
securities 1,733              --

CBC BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A:BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of CBC Bancorp, Inc. (the "Company") and its subsidiary, Connecticut Bank of Commerce (the "Bank"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing such financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the revenues and expenses for the period. Actual results could differ significantly from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
NOTE B:REGULATORY MATTERS
Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. Under the Bank's approved 1996 Capital Restoration Plan (the "1996 Capital Plan"), which was approved by the FDIC and the Banking Commissioner on March 21, 1996, the Bank has until December 31, 1997 to achieve the 6 percent Tier 1 leverage capital ratio originally mandated by the 1991 Order. On September 27, 1996, The Company and the Bank entered into a subscription agreement with the majority shareholder to issue 170 shares of Preferred Series III stock in exchange for $1.7 million. The transaction was closed on September 30, 1996 at which time the Company contributed the new capital, which consisted of marketable equity securities, to the Bank. The Bank's Tier 1 leverage capital ratio at September 30, 1996 was 6.41%. The Bank and its Board of Directors believe that the Bank is in full compliance with each of the terms of the 1991 Order.
As a consequence of the September 30, 1996 capital transaction, the Bank and its Board of Directors believe that the Bank is in full compliance with all applicable regulatory capital requirements and as such should be deemed "adequately capitalized" as defined by the FDIC Improvement Act.
Under the terms of a written agreement (the "Agreement") between the Company and the Federal Reserve Bank of Boston (the "FRB") effective November 2, 1994, the holding company is required to obtain the written approval of the Reserve Bank prior to the declaration or payment of cash dividends on its outstanding common or preferred stock, increasing its outstanding borrowings or incurring additional holding company indebtedness, engaging in material transactions with the Bank (other than capital contributions), or making cash disbursements in excess of agreed upon amounts. All such actions required by the Written Agreement have been taken by the Company.
NOTE C:PREFERRED STOCK DIVIDEND.
In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors voted to pay stock dividends in the amount of 23 shares of Series III Preferred Stock with a stated value of $230,000 to the shareholders as satisfaction of the same amount of dividends payable to them as of September 30, 1996. In addition, the majority shareholder accepted a stock dividend in the amount of 5,300 shares of Preferred Series I Stock with a stated value of $530,000 as satisfaction of the same amount of Series I Preferred Stock dividends payable and a stock dividend in the amount of 13 shares of Preferred Series III with a stated value of $130,000 as satisfaction of the same amount of Series II Preferred Stock dividends payabe to him as of September 30, 1996.
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

   CBC BANCORP, INC. AND SUBSIDIARY   Nine Months
   Ended CONDENSED STATEMENTS OF INCOME
   September 30,
 ($ In thousands, except per share data) 1996 1995

   Net interest income $1,732     $1,995
   Provision for loan losses     240  350
 Net interest income after provision for loan losses
   1,492 1,645
   Investment securities gains (losses)    10   (16)
   Other non-interest income     1227 1,037
    Other real estate owned expense    364  575
   Other non-interest expense    2,835
   3,061
   NET INCOME (LOSS)   ($470)     ($970)

   Common Per share data
   Book value     ($6.49)    ($5.00)
   Net income and Preferred Stock Dividends
   (.80) (.94) Cash dividends --   --

   Financial Ratios
  Yield on interest-bearing assets   8.46% 8.29%
   Cost of funds  4.91% 4.44%
   Interest rate spread     3.55% 3.85%
   Net interest margin 3.43% 3.69%
   Return on average assets(annualized)    --
   -Return on average equity(annualized)    --
   -Average equity to average assets   .91% .76%
   At end of quarter:
     Loans to deposits 74.79%     69.22%
     Nonperforming loans to total loans    8.36%
     11.06%
     Nonperforming assets to total loans and OREO
   11.22% 17.27%
     Allowance for loan losses to nonperforming
   loans 46.14% 32.56%
   Capital ratios of bank subsidiary:
     Total risk-based  9.27% 6.01%
     Tier 1 risk-based 7.99% 4.74%
     Tier 1 leverage   6.41% 3.62%

   At end of period    September 30,
        1996 1995
   Total assets   $82,123    $82,496
   Net loans 57,187    54,575
 Allowance for loan losses     (2,298)
(2,027)
   Securities     7,035     6,055
   Deposits  76,461    78,838
   Stockholders' equity     2,493
   152 Outstanding shares  1,961,761
   2,012,514

RESULTS OF OPERATIONS

The Company's net loss for the nine months ending September 30, 1996 was $470,000 or $.24 per share of common stock , an improvement from the loss of $970,000 or $.48 per share of common stock for the prior year period. The Bank's improvement for the first nine months of 1996 is due primarily to: 1) a net increase in other income of $216,000 from the prior period which was primarily due to the recovery of service charges in 1996 of approximately $266,000 from dormant accounts. In 1995, the Bank realized other income of $62,000 from SBA loan sales. No SBA loans were originated during the same period in 1996; and 2) a decrease in other operating expenses of $437,000. These improvements were tempered by a decrease in net interest income of $153,000.

Total interest income for the nine months ended September 30, 1996 decreased $203,000 or 4.5% from the nine month period ended September 30, 1995. This was due primarily to a 6% decrease in the average earning assets during the nine month period, which was offset by a slight increase in average interest rates earned.

Total interest expense on interest-bearing liabilities for the nine months ended September 30, 1996 increased $60,000 or 2.5% from the nine month period ended September 30, 1995. This reflects a 37 basis point increase on the average rate paid for interest-bearing deposits and a 82 basis point increase on the average rate paid on other borrowings. The impact of these rate increases was minimized by a decrease in average interestbearing liabilities of $5,274,000 or 7% from the nine month period ended September 30, 1995.

Non-interest expense decreased $437,000 or 12% for the first nine months ended September 30, 1996 compared to the same period in 1995. The reduction of non-interest expense reflects management's efforts to significantly reduce salary expense, professional fees and other real estate owned expenses, as well as overall cost containment measures in all other general and administrative expenses.

The year-to-date provision for loan losses was $240,000 for 1996 and $350,000 for 1995.

The company's net loss for the third quarter of 1996 was $363,000 or $.18 per common share, an increase in loss of $102,000 from the net loss of $261,000 or $.13 per common share for the third quarter of 1995. The increase was primarily due to a loan loss provision of $140,000 in the third quarter of 1996 while no loan loss provision was made during the third quarter of 1995.
FINANCIAL CONDITION
Gross loans increased by $1,042,000 or 1.8% in the aggregate for the nine months ended September 30, 1996. This amount includes the reduction of nonperfoming loans by $1,758,000 or 26% for the period. This reflects management continued focus on improving the overall asset quality of the portfolio. Investment securities and federal funds sold remained level. Assets held for lease decreased $1,210,000 or 16%.
Deposits decreased by $2,584,000 or 3.27% for the nine months ended September 30, 1996. This can be attributed to a combination of management's efforts to control the size of the Bank and the migration of dollars to other markets.
On September 30, 1996, the Company contributed $1,732,750 of marketable equity securities to the Bank. The securities were payment for the issuance of 173 shares of Preferred Series III stock to the majority shareholder. After this capital contribution the Tier 1 leverage capital of the Bank was at 6.41%, Tier 1 and Total risked-based capital ratios were 7.99% and 9.27% respectively. These ratios are in excess of minimum regulatory capital requirements. The Bank and its Board of Directors believe that the Bank is in compliance with all regulatory capital requirements, and as such should be deemed "adequately capitalized" as defined by the FDIC Improvement Act.

In the nine months ended September 30, 1996, the Bank disbursed funds of $11.7 million of new financial leasing-related transactions and had paydowns of $11.6 million from funds previously deployed. The financial lease program includes the following types of transactions: 1)full pay-out leases which are subsequently placed with permanent lenders:
2) accounts receivable purchases resulting from leasing transactions; and 3)equipment purchased for financial lease transactions both available for lease and subject to existing leases. Most transactions are short term in nature.
CAPITAL ADEQUACY

The following table summarizes the minimum capital
requirements and capital positions at September 30, 1996 and
December 31, 1995:
($ in thousands)    September 30, 1996       December 31, 1995
     Minimum Capital     Actual Capital Minimum Capital
Actual Capital
     Required - Bank     Bank Required - Bank
Bank
Regulatory Capital Requirements
Total risk based capital percentage     8.00%     9.27%
8.00% 6.94%
Total risk based capital 5,043     5,845     5,080
4,409 Tier 1 risk based capital percentage    4.00%
7.99% 4.00% 5.67%
Tier 1 risk based capital     2,522     5,038     2,540
3,599

Leverage (per order) percentage    6.00%     6.41%
6.00% 4.38%
Leverage (per order)     4,713     5,038     4,927
3,599

LOANS
($ in thousands)    September 30, 1996  December 31, 1995
    % of      % of
Amount   Total     Amount    Total
Commercial collateralized by real estate     $26,546   45%
$30,083  51%
Commercial other    11,457    19%  9,021     15%
Residential real estate mortgage   13,028    22%  10,797
19%
Lease financing     6,807     11%  6,860     12%
Consumer  1,708     3%   1,743     3%
Total loans - gross $59,546   100% $58,504   100%

Unearned income     ($13)          ($22)
Deferred loan fees  (48)      (30)
Allowance for loan losses     (2,298)
(2,070) Total Loans - net          $57,187
$56,382
Average outstanding loans - net    $53,008
$58,610
</TALBE>

NONPERFORMING ASSETS
($ in thousands)    September 30,  December 31,
       1996 1995

  Loans past due 90 days or more:
    Non-accrual  $4,448    $6,383
    Accrual 533  356
  Total loans past due 90 days or more    4,981
6,739
  Other real estate owned ("OREO"):
    Foreclosed properties  1,899     3,054 OREO allowance
    (280)     (341)
  Total OREO (net)    1,619     2,713
TOTAL NONPERFORMING ASSETS    $6,600      $9,452
  Nonperforming assets to total loans (net) and OREO (net)
  11.22%    16.00%
Allowance for loan losses to total loans past due 90 days
  or more 46.14%    30.72%
  As a percentage of total loans:
     Loans past due 90 days or more   8.36%     11.51%
    Allowance for loan losses   3.86%     3.54%

Non-accrual loans consisted of the following:

   ($ in thousands)         September 30,  December 31,
            1996 1995
  Non-accrual loans:
    Real estate loans      $2,581    $3,557
    Commercial other       1,867     2,826
  TOTAL NON-ACCRUAL LOANS       $4,448    $6,383

OREO consisted of the following:

 ($ in thousands)         September 30,  December
                        31,
            1996 1995

 1 - 4 family residential properties          $598
$569
 Multifamily residential properties      --   272
  Commercial real estate        681  1,151 Construction & Land
  Development         340  721 TOTAL OREO          $1,619
  $2,713

The Company discontinues the accrual of interest income whenever reasonable doubt exists as to its ultimate collectability or when the loan is 90 days or more past due. When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed
against the current period's income. A   non-accrual loan is
generally restored to an accrual status when it is no longer delinquent and/or collectability of interest and principal is no longer in doubt.

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

The changes in the allowance for loan losses were as follows:

  Nine  months ended September 30,   1996 1995
  ($ in thousands)

  Beginning balance   $2,070    $2,637

  Loans charged off   (464)     (1,319)
  Recoveries     452  359
  Net loan recoveries (charge-offs)  (12) (960)
  Provision for loan losses     240  350

  Ending balance $2,298    $2,027

  Net loan charge-offs to average loans outstanding 0.02%
  3.43%

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

The Bank has adopted Financial Accounting Standard 114 "Accounting By Creditors for Impaired Loans" effective January 1, 1995. In connection therewith, Management reviews the non accrual loan portfolio and loans past due 90 days and accruing to determine if there is loan impairment. At September 30, 1996 the Bank's impaired loans amounted to $4,448,000. The Bank has allocated $1,086,000 of the general loan loss reserve to this portfolio.
SECURITIES
All of the Company's investment securities were available for sale as of September 30, 1996 and December 31, 1995 in accordance with the requirements of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." The specific accounting policies pertaining to SFAS No. 115 are detailed in the Summary of Accounting Policies to the Company's Consolidated Statements included in Item 14 of the December 31, 1995 Form 10-K.

 At September 30, 1996    Amortized Gross Unrealized
 Estimated
   ($ in thousands)    Cost Gains     Losses    Market
                          Value

 US Treasury Securities   $4,005    --   $2   $4,007
  US Government Agency Security 1,000     --   (5) 995
 Certificate of Deposit   300  --   --   300
 Equity Securities   1,733     --   --   1,733
TOTAL INVESTMENT SECURITIES   $7,038    --   ($3)
$7,035


   At December 31, 1995     Amortized Gross Unrealized
  Estimated
  ($ in thousands)    Cost Gains     Losses    Market
Value

  US Treasury Notes   $6,293    --   ($195)    $6,098
  Certificate of Deposit   500  --   --   500
  State of Israel Bond     500  --   --   500
  Marketable Equity Securities  205  --   (23) 182
TOTAL INVESTMENT SECURITIES   $7,498    --   ($218)
$7,280

NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

Nine  months ended September 30,        1996           1995
     Average        Average   Average        Average
($ in thousands)    Balance   Interest  Rate Balance
Interest Rate

Assets:
   Loans   $55,006   3,755     9.12%     $59,120   $3,930
8.86%
  Securities   5,919     263  5.94%     8,665     371  5.70%
  Federal Funds Sold     6,583     260  5.28%     4,259
180
5.63%
Total Earning Assets     67,508    4,278     8.46%     72,044
4,481     8.29%
Cash and due from banks  1,836               2,243
Other assets   9,902
11,113
Total Assets   $79,246
$85,400

Liabilities & Stockholder's equity:
Interest-bearing deposits:
  Time certificates 52,744    2,151     5.45%     $55,536
$2,075    4.98%
  Savings deposits  14,467    199  1.84%     17,325    260
2.00%
Total interest-bearing deposits    67,211    2,350     4.66%
72,861    2,335     4.27%
Other borrowings    2,123     196  12.33%    1,747     151
11.51%
Total interest-bearing liabilities 69,334    2,546     4.91%
74,608    2,486     4.44%
Demand deposits     7,889               8,137
Other liabilities   1,305
2,002
Stockholders' equity     718            653
Total liabilities and stockholders' equity   $79,246
$85,400
Net interest income/rate spread         1,732     3.55%
1,995     3.85%
Net interest margin           3.43%               3.69%

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

          Change from September 30, 1995
           to September 30, 1996 attributable to:
     ($ in thousands)    Volume    Rate Total

     Interest income:
     Loans     (280)     105  (175)
     Investment securities    (122)     14   (108)
     Short-term investments   91   (11)
80
     Total interest income    (311)
108
(203)

     Interest expense:
     Deposits:
       Time certificates (95) 171  76
       Savings deposits  (40) (21)
       (61)
     Total interest expense on deposits (135)     150  15
     Other interest-bearing liabilities 34   11   45 Total
     interest expense   (101)     161  60
     NET INTEREST INCOME (210)     (53) (263)

COMMITMENTS AND CONTINGENCIES

The Company and certain of its then directors and officers were defendants in a suit alleging violations under the Securities Exchange Act of 1934. On September 30, 1996 the suit was settled for an immaterial amount to the Company. The suit is described more fully in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

     CBC BANCORP, INC.
     (Registrant)


Date:     November 14, 1996
     Dennis Pollack
     President and Chief Executive
Officer



     Barbara Van Bergen
     Chief Accounting Officer

EXHIBIT 27     FINANCIAL DATA SCHEDULE