Form 10-K
period 1996-12-31
CBC BANCORP INC
filed 1997-03-26
CIK 799026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K

(Mark One)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	  OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal year ended December 31, 1996

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR F15(D) OF
THE
	  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 0-15600

CBC BANCORP, INC.
(Exact name of Registrant as specified in its charter)

				   CONNECTICUT
06-1179862
(State of Incorporation)
(IRS Employer Identification No.)

		    612 BEDFORD STREET
	  STAMFORD, CONNECTICUT 06901                  (203)3569001
		    (Address of principal executive offices)
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $0.01 per share
		 Preferred Stock, Series I, stated value $100.00
     Preferred Stock Series II, stated value $74.00 Preferred Stock, Series III, stated value $10,000.00 Short-Term Senior Notes due December 31, 1997
Mandatory Convertible Subordinated Capital Notes due July 1,
1997
     Subordinated Capital Notes due March 31, 1999
     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes [x]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1997 could not be determined as the stock was not trading.

The number of shares of Registrant's Common Stock outstanding was 1,961,761 as of December 31, 1996.


CBC BANCORP, INC.

PART 1

ITEM 1.   BUSINESS

GENERAL

CBC Bancorp, Inc. (the "Company") is a registered bank holding company. The Company's principal subsidiary is Connecticut Bank of Commerce ( the "Bank"), a Connecticut Chartered commercial bank. The Company also owns an immaterial subsidiary, Amity Loans, Inc.


The Bank is a full-service commercial bank with its main office in Stamford, Connecticut, and with three other branch offices located in Branford, Norwalk and Woodbridge, Connecticut. From its main office and other branch offices, the Bank provides a broad range of commercial, consumer, and merchant banking services primarily to businesses and consumers located throughout Connecticut, including checking and savings accounts and loans to small and medium-sized businesses, professional organizations and individuals. All deposits in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law.


In 1994, the Bank established a financial lease program. Under this program the Bank provides short-term financial leases, which are subsequently placed with permanent lenders, and purchases interests in pools of financial lease receivables. The Bank also acquires equipment for creditworthy lessees under fully amortizing financial leases. Since the inception of the program approximately $44 million in funds deployed in financial lease transactions have been repaid and $11 million in funds remain outstanding at December 31, 1996.


During 1996, the Bank established a receivable purchase program. Under this program, the Bank satisfies the working capital needs of selected corporations, including Fortune 500 and 1,000 companies as well as privately-held concerns, through the acquisition of said companies accounts and contract receivables. The Bank purchases receivables from companies which provide goods or services located across the U.S. The obligors are typically large to mid-size corporations as well as the U.S. Government, state and local municipalities

The Bank anticipates continuing its participation in both the financial lease program and receivable purchase program.

EMPLOYEES
On December 31, 1996, the Company and its subsidiary had 36 employees, 34 on a full-time equivalent basis. On December 31, 1995, the Company and its subsidiary had 40 employees, 39 on a full-time equivalent basis.

COMPETITION

The banking industry in Connecticut is highly competitive. The Bank faces strong competition in attracting deposits and in making commercial and consumer loans from regulated and unregulated financial services organizations. Other commercial banks, savings banks, savings institutions and credit unions actively compete with the Bank for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial financial companies, mortgage banking companies, national retail chains and insurance companies, are important competitors for various types of loans.

Interest rates, convenience of office locations and marketing efforts are significant factors in the Bank's competition for deposits. The Bank does not rely upon any individual, group or entity for a material portion of its deposits nor does the Bank obtain any deposits through deposit brokers.

Factors which affect competition for loans include the interest rates and loan fees charged and the efficiency and quality of services. Competition for loans is also affected by the availability of credit, general and local economic conditions, current interest rates, volatility in the mortgage markets and various other factors. The majority of the Bank's current business loan portfolio is concentrated in the State of Connecticut.

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

Under the terms of a written agreement ( the "Written Agreement") between the Company and the Federal Reserve Bank of Boston (`the FRB") entered into in November 1994, the Company is required to obtain the written approval of the FRB prior to the declaration or payment of cash dividends on its outstanding common or preferred stock, increasing its indebtedness, engaging in material transactions with the Bank (other than capital contributions), or making cash disbursements in excess of certain agreed-upon amounts. All such actions required by the Written Agreement have been taken by the Company.

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

Cash dividends by the Bank to the Company represent the primary source of cash income to the Company. The payment of dividends to the Company by the Bank is subject to various regulatory limitations. In general, the Bank must obtain the approval of the Banking Commissioner if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits for the current year combined with its retained net profits for the preceding two calendar years. The ability of the Bank to pay dividends could be affected by its financial condition, including the maintenance of adequate capital and other factors. The FDIC and Banking Commissioner also have the statutory authority to prohibit the Bank from paying dividends if they deem such payment to represent an unsafe or unsound practice in light of the financial condition of the Bank.

The FDIC Improvement Act of 1991 ("FDIC Improvement Act") and the FDIC's regulations promulgated thereunder prohibit any bank from making capital distributions if to do so would leave the institution undercapitalized as defined in the FDIC Improvement Act. Under the terms of the 1991 Order to Cease and Desist ("1991 Order"), the Bank is prohibited from paying any cash dividends to the Company without the prior written approval of the FDIC and the Banking Commissioner.

These statutory and regulatory restrictions -- coupled with the requirement in the Written Agreement that the Company obtain the prior approval of the FRB before declaring or paying dividends-effectively prevent the Company from paying cash dividends on its outstanding common or preferred stock or interest on the Company's subordinated capital notes or other debt instruments in the foreseeable future. The Company does not anticipate that it will be permitted, nor does the Company anticipate that the Bank will be permitted, to pay cash dividends until the Bank has reported net profits, has attained the capital levels mandated in the 1991 Order, has further reduced the level of its nonperforming loans and has otherwise complied with the terms on the Bank's approved 1996 Capital Plan. See "1996 Capital Plan". There can be no assurance, however, that the Company and the Bank will receive such regulatory approvals even after the Bank achieves the foregoing financial and operational benchmarks. During 1996, neither the Company nor the Bank paid any cash dividends.

In connection with the September 1993 FDIC regulatory examination of the Bank, the FDIC required that affirmative action be taken by the Bank and its Board of Directors with respect to certain bank policies, practices and alleged violations of law. The Bank and its Board of Directors believe that the Bank has taken all such required action.

Regulatory Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and state-chartered nonmember banks. The Federal Reserve Board's capital adequacy guidelines are not applicable to bank holding companies with consolidated asset of under $150 million. Thus, until the Company's consolidated assets reach or exceed this level, the Federal Reserve Board's capital guidelines are not applicable to the Company. The FDIC's capital adequacy guidelines are applicable to the Bank irrespective of the Bank's asset size.

Under the FDIC's risk-based capital guidelines applicable to nonmember banks, the minimum ratio of total capital ("Total Capital") to risk-weighted assets ( including certain off-balance sheet items, such as standby letters of credit) is 8 percent. At least half of the Total Capital to consist of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments, limited amounts of subordinated debt and a limited amount of loan and lease loss allowances ("Tier 2 Capital"). A nonmember bank's total "risk-weighted assets" are determined by assigning the nonmember bank's assets and off-balance sheet items to one of four risk categories based upon their relative credit risk ranging from 100 percent risk weight for assets with the greatest risk to zero percent risk for assets with little or no risk. The higher the percentage of riskier assets an institution has, the more Tier 1 and Total Capital required for the institution to satisfy the risk-based capital requirements.

In addition, the FDIC has established a minimum leverage ratio requirement for nonmember banks. The FDIC regulations provide for a minimum ratio of Tier 1 Capital to total average assets, less goodwill (the "Leverage Ratio") of 3 percent for nonmember banks that meet certain specified criteria, including having the highest regulatory rating . All other nonmember banks generally are required to maintain a Leverage Ratio of at least 3 percent plus an additional cushion of 100 to 200 basis points with a minimum Leverage Ratio of 4 percent. The FDIC regulations also provide that nonmember banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The 1991 Order requires the Bank to maintain a Leverage Ratio of at least 6 percent for as long as the 1991 Order remains in effect; however, under the terms of the Bank's approved 1996 Capital Plan, the Bank has until December 31, 1997 to achieve the 6 percent Leverage Ratio in the 1991 Order. (See "1996 Capital Plan"). Furthermore, the FDIC has adopted regulations implementing the prompt corrective action provision of the FDIC Improvement Act. The FDIC Improvement Act and its impact on the
Company and the Bank are discussed below.  (See "The FDIC Improvement Act")
At December 31, 1996 the Bank complies with all of the ratio requirements of the FDIC regulations, and as such, Management and the Board of Directors believe that the Bank is "adequately" capitalized category as defined by the FDIC Improvement Act. The Bank has not attained the Leverage Ratio of 6 percent as mandated by the 1991 Order: however, the Bank's approved 1996 Capital Plan does not require such attainment until December 1997. At December 31, 1995 the Bank complied with the Tier 1 Capital to risk-weighted assets and the Leverage Ratio requirements but did not comply with the Total Capital to Risk Weighted Assets and as such was deemed to be in the "undercapitalized" category. The following table sets forth the regulatory capital ratios of the Bank as of December 31, 1996 and 1995:

Year Ended December 31,       1996  1995

Capital Ratios of the Bank
Tier 1 risk-based capital<F1> 7.03%    5.67% Total risk-based capital<F1>  8.30%
6.94% Tier 1 Leverage ratio<F2>     5.36%    4.38%
<F1> Under the FDIC risk-based capital regulations, regulatory required minimums are 4% and 8% for Tier 1 and total Capital ratios, respectively.

<F2> The FDIC capital regulations require a minimum Tier I Leverage Ratio of 4%.
     The 1991 Order mandates a 6% Tier 1 Leverage Ratio.

The FDIC is empowered to terminate FDIC insurance of deposits, after notice and hearing, upon a finding by the FDIC that the nonmember bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or have violated any applicable law regulation, rule or order of, or conditions imposed by the FDIC. The Banks violation of the 1991 Order or the Bank's failure to comply with the 1996 Capital Plan or applicable FDIC regulatory capital requirements could result in a determination by the FDIC to commence such termination proceedings.

The FDIC Improvement Act

On December 19, 1991 the FDIC Improvement Act was enacted. The FDIC Improvement Act substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, the FDIC Improvement Act requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIC Improvement Act establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the FDIC's regulations adopted pursuant to the FDIC Improvement Act, a nonmember bank, such as the Bank, is defined to be well capitalized if it maintains a Leverage Ratio of at least 5 percent, a risk-adjusted Tier 1 Capital Ratio of at least 6 percent and a risk-adjusted Total Capital Ratio of at least 10 percent and is not otherwise in a "troubled condition" as specified by the FDIC. A bank is defined to be adequately capitalized if it is not deemed to be well capitalized but meets all of its minimum capital requirements. A bank will be considered undercapitalized if it fails to meet any one of the minimum required capital measures, significantly undercapitalized if it is significantly below such measures and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2 percent of total assets. A bank may be deemed to be in a capitalization category lower than that indicated by its capital position if the institution receives an unsatisfactory examination rating.

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

Undercapitalized banking institutions are subject to restrictions on borrowing from the Federal Reserve System, as well as certain growth limitations, and are required to submit capital restoration plans, a portion of which must be guaranteed by the institution's holding company. The Bank submitted, and the FDIC approved, the 1996 Capital Plan. (See "The Bank's 1996 Capital Plan.")
The Company provided the required guaranties mandated by the FDIC Improvement Act. Significantly undercapitalized banking institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, reduce total assets and cease taking deposits from other banks. Critically undercapitalized banking institutions are subject to appointment of a receiver or conservator.

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

The Bank's  1996 Capital Plan

As a result of the 1995 FDIC regulatory examination, the Bank was required to file a revised capital plan ("1996 Capital Plan"). The 1996 Capital Plan was approved by the FDIC and the Banking Commissioner on March 21, 1996. The provisions of the 1996 Capital Plan call for the Bank to maintain a Tier 1 Leverage Ratio above 4% during 1996 through projected earnings and to reach a Tier 1 Leverage Ratio of 6% by December 31, 1997 through the injection of additional capital in the amount of $800,000 or that amount necessary to bring the Bank into compliance with the 6% Tier 1 Leverage Ratio requirement. In September 1996, the Company issued 170 shares of Preferred Series III stock to the majority stockholder in exchange for $1.7 million of marketable equity securities. The Company contributed the new capital to the Bank. In December 1996, the original subscription agreement was amended to increase the guaranteed capitalization threshold to $2.4 million in exchange for the issuance of an additional 69 shares of Preferred Series III stock. The price was directly attributed to the appreciation of the marketable equity securities originally contributed in September 1996. These transactions were entered into in furtherance of the 1996 Capital Plan. During 1996, the Bank maintained its Tier 1 Leverage Ratio in excess of $4%, the level set forth in the 1996 Capital Plan. At December 31, 1996, the Bank's Tier 1 Leverage Ratio equaled 5.36%. The Bank anticipates meeting the 6% Tier 1 Leverage Ratio set forth in the 1996 Capital Plan through liquidation of marketable equity securities as well as through earnings during fiscal year 1997.

Notwithstanding the foregoing, the ability of the Company and the Bank to maintain regulatory capital levels and continue as a going concern is dependent upon, among other factors, the Bank's attaining profitability, the future levels of nonperforming assets and the local and regional economy in which the Bank and its customers operate. See Item 7, "Management's Discussion and Analysis of Financial condition and Results of Operations_Capital Resources."

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

In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997. If a state does opt out of this provision , banks will be required to comply with the state's laws regarding branching across state lines. Effective with the date of enactment of the Interstate Banking Act, states can also choose to permit out-of-state banks to open new branches within their borders. In addition, if a state chooses to allow interstate acquisition of branches, than an out-of-state bank may similarly acquire branches by merger. Interstate branches that primarily siphon off deposits without servicing a community's credit needs will be prohibited.
If loans are less than 50% of the average of all institutions in the state, the branch will be reviewed to see if it is meeting community needs. If the branch is determined not to be meeting community needs, the branch may be closed and the bank will be restricted from opening a new branch in the state.

Further, the Interstate Banking Act modifies certain controversial provisions of the FDIC Improvement Act. Specifically, the Interstate Banking Act modifies the safety and soundness provisions contained in Section 39 of the FDIC Improvement Act which required the federal banking agencies to write regulations governing such topics as internal loan controls, loan documentation, credit underwriting, interest rate exposure asset growth, compensation and fees and whatever else the agencies determined to be appropriate. The Interstate Banking Act exempts bank holding companies from these provisions and requires the federal banking agencies to write guidelines, as opposed to regulations, dealing with these areas. The federal banking agencies are also given more discretion with regard to prescribing standards for banks' asset quality, earnings and stock evaluation.

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

Moreover, certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject the Company and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation, such as the FDIC Improvement Act . It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Company and the Bank will be affected thereby.
STATISTICAL INFORMATION
The supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form-8K."
ITEM 2.   PROPERTIES

The Company, operating through the Bank, conducts its banking business at various owned and leased premises. During 1996, the executive offices of the Company and the Bank and the Bank's main office were relocated from Woodbridge, Connecticut to Stamford, Connecticut. The executive offices are now situated in 4,300 square feet of leased office space which have a banking floor, executive and administrative offices. The bank owns a 6,300 square foot two-story building located in Woodbridge which has a banking floor, two drive-up teller facilities and additional office space to eventually house the operations department of the Bank. The Bank is currently leasing approximately 4,600 square feet of office space for the operations department at a building also located in Woodbridge, Connecticut. The operations department will be moved to the Bank owned building in May 1997. The Bank also owns its branch office in Branford, Connecticut, which is located at 620 West Main Street. The Branford Office is a one-story 1,484 square foot structure with three drive-up teller facilities. The Bank leases its branch office in Norwalk which is a walk-in facility.

The owned and leased properties and facilities being employed by the Company and the Bank are suitable and adequate for the Company's and Bank's use.

ITEM 3.   LEGAL PROCEEDINGS

The information required by Item 3 appears in Note 16 of the Company's Consolidated Financial Statements. See Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8K."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no maters submitted to a vote of the Company's security holders during the fourth quarter of 1996 or thereafter through the date of this Form 10-K.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	       STOCKHOLDER MATTERS

MARKET INFORMATION

The shares of the Company's common stock, par value $0.01 per share, were traded on the NASDAQ Small-Cap Market under the symbol "CBCB" until June 22, 1995, when the stock was delisted for failure to meet listing requirements.

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

QUARTERLY MARKET PRICES
				  1996             1995
Common Stock Prices (Bid)      Low     High   Low      High
First Quarter                  --       --     $.75    $.75
Second Quarter                 --       --      .25     .75
Third Quarter                  --       --      --      --
Fourth Quarter                 --       --      --      --

HOLDERS OF COMMON STOCK

At February 24, 1997 there were approximately 237 registered and 370 beneficial shareholders of the Company's common stock.

DIVIDENDS

The Company has omitted the cash dividend on its common stock and preferred stock since the third quarter of 1990 in order to preserve capital. In addition, the Bank has been restricted by the terms of the 1991 Order and by certain regulatory provisions from paying any dividends to the Company. Since dividends from the Bank represent the exclusive source of funds for the Company's payment of dividends on its common and preferred stock and debt service on its capital notes, the Company does not anticipate having the ability to pay cash dividends on its preferred or common stock or to pay interest on its capital notes in the foreseeable future. The Company is also subject under separate regulatory restrictions which may restrict such payments in the foreseeable future. See discussion of dividend restrictions on the Company and the Bank in Item 1, "Business Regulation and Supervision.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL  DATA

($ in thousands, except per share data)
Years Ended December 31, 1996     1995    1994     1993      1992
Condensed Statement Of Operations:
Net interest income       $2,411   $2,548   $4,093   $5,673   $6,768
Provision for loan losses    565      575    1,773    6,298    3,533
Net interest income (loss)
after provision for losses 1,846    1,973    2,320     (625)   3,235 Investment
securities
gains (losses)                10      (16)    (811)      49      421
Other operating income     1,530    1,386    1,053     5,078    1,775
Other real estate
owned expense                580      717      990     3,558   3,331
Other operating expense    3,994    4,224    5,461     7,366    6,944 Net (loss)
($1,188)  ($1,598) ($3,889) ($6,422)  ($4,844)
Common Stock Per
Share Data <F1>:
Book value - at year end  ($7.09)  ($5.72)   ($4.16)  ($1.80)  $2.00 Net (loss)
primary      ($1.40)      ($1.41)   ($2.17)  ($4.14)  ($7.46)
Net income fully diluted    --        --       --        --      --
Cash dividends              --        --       --        --      --
At year end:
Total assets              $82,029    $83,280   $92,722   $123,359 $151,125
Net loans                  57,741     56,382    59,070     84,215  106,728
Allowance for loan losses   1,602      2,070     2,637      5,012    3,291
Securities                  6,429      7,582    14,189     13,200    27,751
Deposits                   76,296     79,045    87,474     121,081  141,192
Short-term borrowings       1,638        548       --         --      --
Stockholders' equity        2,462         56      1,457    (2,627)    3,688
Outstanding shares      1,961,761   1,961,761  2,012,514  2,012,514  1,344,707
Financial Ratios:
Yield on interest-
bearing assets              8.84%      8.63%      8.54%      8.17%    9.38%
Cost of funds               4.93       4.62       3.80       3.94     5.08
Interest rate spread        3.91       4.01       4.74       4.23     4.30
Net interest margin         3.65       3.68       4.58       4.48     4.55
Earnings to fixed
charges with interest         --        --         --          --       --
Earnings to fixed
charges without interest     0.65     0.53         --          --      0.33
Combined fixed
charges with interest          --       --         --          --      --
Combined fixed
charges without interest     0.14     0.13         --          --      0.32
Return on average assets (%)(1.49)  (1.89)      (3.75)       (4.57)   (2.96)
Return on average equity (%)(86.77) (211.10)       --      (110.17)   (98.18)
Average equity to
average assets               1.71    (0.89)     (1.47)        4.15     2.98
Cash dividend to
primary EPS                  N/A        N/A       N/A          N/A      N/A
Cash dividend to
net income                   N/A        N/A       N/A          N/A      N/A
At year end:
Loans (net) to deposits     75.68     71.33      67.53        69.55    75.59
Nonperforming loans
to total loans (net)         6.69     11.95      15.56        13.66    10.15
Allowance for loan losses
to nonperforming loans       41.47    30.72      28.69        43.59    30.39
Capital Ratios of Bank:  (%)
Total risk-based              8.30     6.94       7.26       (2.53)     5.73
Tier 1 risk based             7.03     5.67       5.97       (2.53)     3.52
Tier 1 leverage               5.36     4.38       3.95       (1.82)     2.61

<F1>  The per share data and the outstanding shares of Common
	  Stock have been adjusted to reflect the one-for five reverse stock split, which was effective July 25, 1994.

ITEM 7.   MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and subsidiaries for the year ended December 31, 1996, including notes thereto, and other financial information included elsewhere in this report.
The Company reported a net loss of $1,188,000 for the year ended December 31, 1996 compared to a net loss of $1,598,000 in 1995. This reduction in loss is largely attributed to the Company's continued focus on reducing nonperforming assets, increasing operating efficiency and continued commitment to its financial lease and asset purchase programs. The level of nonperforming assets was reduced by $4,284,000 or 45% from 1995 to 1996, operating expenses decreased $367,000 or 7.4% from 1995 to 1996.
Under the Bank's financial lease program (the "Program"), the Bank provides short-term financial leases, which are subsequently placed with permanent lenders, and purchases interests in pools of financial lease receivables. The Bank also acquires equipment for credit worthy lessees under fully amortizing financial leases. Since the program's inception, the Bank has disbursed approximately $40 million in financial lease related transactions. As of December 31, 1996, $44 million in funds deployed in financial lease transactions have been repaid and $11 million in funds remain outstanding, which include $4,877,000 of short-term financial leases, and interest in pools of financial lease receivables. Assets held for lease include $5,977,000 of medical equipment extended over a maximum of five years under specified terms, including certain guaranteed minimum investment returns on the equipment and other financial terms.

The Bank's 1996 Capital Plans

A detailed discussion of the Bank's 1996 Capital Plans appears in Item 1. The 1996 Capital Plan provides for the Bank's attainment of the 6 percent Tier 1 Leverage Ratio contained in the 1991 Order by December 31, 1997. The ability of the Company and the Bank to maintain and increase regulatory capital as projected in the 1996 Capital Plan is dependent upon, among other factors, the market conditions for the Company's equity and debt securities, the Bank's ongoing profitability, the future levels of nonperforming assets, and the local and regional economy in which the Bank and its customers operate.

Regulatory and Current Operating Matters

The Bank is currently operating under two Cease and Desist Orders dated July 9, 1991 and December 16, 1993. Under the 1991 Order, the Bank is required to reduce adversely classified assets, achieve 6 percent Tier 1 Leverage Capital Ratio, document Board approvals of loans or extensions of credit to previously classified borrowers, and eliminate certain technical exceptions on loans. The Bank is continuing its efforts to satisfy each and every provision of the 1991 Order. Under the 1993 Order the Bank was required to correct certain bank policies, practices and alleged violations of law. The Bank and its Board of Directors believe that the Bank has complied fully with each of the terms of the 1993 Order.

Capital Resources

At December 31, 1996 the Bank's capital ratios met the minimum regulatory capital ratio requirements of the FDIC Improvement Act for the "adequately capitalized" classification. However, because the Tier 1 leverage ratio was below 6%, the minimum level required by the 1991 Order, the Bank's capital was found to be inadequate. The minimum regulatory capital requirements applicable to the Bank and the Bank's regulatory capital at December 31, 1996, are set forth in Item 8, Note 11 to the Company's Consolidated Financial Statements. See Item 1, "Business - Regulation and Supervision", and Item 14, Note 11 to the Company's Consolidated Financial Statements.

Under the terms of the Bank's 1996 Capital Plan, the Bank's Tier 1 capital was projected to be augmented in the amount of $800,000 by December 31, 1997. In September 1996, the Company issued 170 shares of Preferred Series III stock to the majority stockholder in exchange for $1.7 million. The Company contributed the new capital, which consisted of marketable equity securities to the Bank.
In December 1996, the original subscription agreement was amended to increase the amount of capital infusion to $2.4 million in exchange for the issuance of an additional 69 shares of Preferred Series III stock. The increased capitalization was directly attributed to the appreciation of the marketable equity securities originally contributed in September 1996. These transactions were entered into in furtherance of the 1996 Capital Plan. The FDIC had determined that the additional $687,000 capital injection does not qualify as Tier I Capital and, as such, the Tier I Leverage Ratio was 5.36%. If the $687,000 had been included as Tier I Capital as requested by the Bank, the Leverage Ratio
would have been       6.20% and the Bank would have met
the capital requirements of the 1991 Order. The $687,000 of additional capital will be recognized by the Bank as Tier I Capital for regulatory capital purposes upon liquidation of the marketable securities provided that the net proceeds equal $2.4 million. Management and the Board of Directors of the Company and Bank are currently considering various actions to increase the capital beyond the 1996 Capital Plan. These other plans include increased fee income, cost control, continued improvement of asset quality, asset sales and pursuing additional capital. If, however, the Bank does not comply with the approved 1996 Capital Plan or otherwise achieve the minimum regulatory capital levels or comply with the 1991 Order, further regulatory action could result, as described in Item 1, "Business - Regulation and Supervision" and in Item 14, Note 11 to the Company's Consolidated Financial Statements.
LOANS

December 31,            1996                 1995           1994
($ in thousands)                % of              % of           % of
		      Amount    Total    Amount   Total  Amount  Total
Commercial collateralized
   by real estate     $22,995   39      $30,083   51     $34,044  55
Commercial Other       13,172   22        9,021   15      11,051  18
Lease financing         4,877    8        6,860   12       1,706   3
Accounts receivable
purchases               3,199    5         --     --        --     --
Residential real estate 13,690  23       10,797   19      12,663  20
Consumer                1,494    3        1,743    3       2,331   4
Total loans - gross   $59,427   100      $58,504  100     $61,795 100

Average annual outstanding loans-
net of allowance       $54,230           $56,385           $74,283

The table above illustrates the Company's emphasis on commercial, lease financing, accounts receivable purchases, and residential mortgage lending. At year end 1996, commercial loans constituted 61% of the total loan portfolio compared with commercial loans of 66% and 73% respectively, during the prior two years. The commercial loan portfolio is made up principally of commercial loans collateralized by real estate amounting to $22,995,000 in 1996,
$30,083,000 in 1995, and 34,044,000 in        1994.  The lease
financing portfolio increased from $1,706,000 in 1994 to $6,860,000 in 1995 and decreased to $4,877,000 in 1996 as funding resources were reallocated to the asset purchase program. Accounts receivables purchased and outstanding under this program at December 31, 1996 were $3,199,000. In prior years, the consumer loan portfolio primarily consisted of loans to military personnel within the U.S. and abroad. These installment loans were generally collateralized by automobiles. In October 1994, the Company sold substantially all of the Military Loan Portfolio. The elimination of this line of business improved the bank's liquidity in the short-term, and in the long-term will reduce loan charge -offs and operating costs. Residential mortgage loans have increased from $10,797,000 in 1995 to $13,690,000 in 1996. At December 31, 1996 the Bank's
legal lending limit was $1,002,000.

Average annual net loans outstanding had consistently decreased over the past several years, from $74,283 in 1994 to $54,230 in 1996. The Bank has begun to increase its loan volume during the last half of 1996. The loan to deposits ratio for 1996 of 75.68% increased slightly compared to 71.33% and 67.53% in 1995 and 1994, respectively.

As part of its interest rate risk management program, the Bank centers its lending activities on adjustable-rate loans. The interest rates charged on a majority of these loans generally adjust on a monthly basis based upon the Bank's base rate set by the management of the Bank. The base rate has historically exceeded the prime rate and was 10.25% at December 31, 1996. It is anticipated that this base rate will move in relation to decreases and increases in prime. By focusing on adjustable-rate lending, the Company can partially mitigate the adverse impact of increases in its cost of funds. As the following table shows, $31,848,000 or 56% of the total $56,602,000 performing loan portfolio consists of floating or adjustable interest rate loans.
At December 31, 1996                    Time Remaining to Maturity
($ in thousands)                        of Total Performing Portfolio
			       Under One to  Over
				One Year      Five Years    Five Years   Total
Loans with adjustable rates
Commercial and Commercial mortgage $2,050        $17,190        $5,274   $24,514
All other                               0            544         6,790     7,334
Total                               2,050         17,734        12,064    31,848


Loans with fixed rates
Commercial and commercial mortgage  5,942          6,533         3,674    16,149
All other                             836          2,730         5,793     8,605
Total                               6,024          9,263         9,467    24,754

Total performing portfolio         $8,074        $26,997        $21,531  $56,602

NONPERFORMING ASSETS

December 31,
($ in thousands)              1996          1995       1994
Non-accrual and past due loans
Non-accrual                    $2,825        $6,383      $7,885
Accruing loans past
due 90 days or more             1,038           356       1,305
Total Non-accrual and
past due loans                  3,863         6,739       9,190

OREO
Foreclosed properties           1,517         3,054       3,088
In-substance foreclosure          --            --        1,225
OREO allowance                  (213)         (341)        --
Total OREO (net)                1,304         2,713       4,313

Total Non-performing assets    $5,167         $9,451       $13,503

Non-performing assets to
total loans (net)and OREO (net) 8.75%         16.00%       21.30%
Allowance for loan losses to
loans pastdue 90 days or more  41.47%         30.72%       28.69%
As a percentage of total loans:
Non-accrual and past due loans  6.50%         11.51%       14.89% Allowance for
loan losses       2.70%          3.54%        4.27%

The Bank has reduced the amount of nonperforming assets from $9,451,000 at December 31, 1995, to $5,167,000 at December 31, 1996, representing a 45% reduction. While $1,409,000 of the reduction is due to the Bank's sale of OREO, total non-accrual and past due loans also declined by $2,876,000 or 43% as of December 31, 1996 from the level at December 31, 1995.

Generally, the Company discontinues the accrual of interest income on commercial and residential real estate loans whenever reasonable doubt exists as to the ultimate collectability of the loan, or when the loan is past due 90 days or more. If interest income on non-accrual loans had been recorded on an accrual basis, these loans would have generated an additional $370,000, $450,000 and $764,000 for the years ended December 31, 1996, 1995, and 1994 respectively. Actual interest received on a cash basis was $82,000, $118,000 and $188,000 in the years ended December 31, 1996, 1995, and 1994, respectively.

When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's interest income. A non-accrual loan is generally restored to an accrual status when it is no longer delinquent and a payment track record has been reestablished.

Restructured loans, that is, loans whose original contractual terms that have been restructured to provide for a reduction or deferral of interest or principal payment due to a weakening in the financial condition of the borrower, amounted to $4,676,000, 5,265,000 and $3,954,000 at December 31, 1996, 1995, and
1994, respectively. Had the original terms been in force, interest income would have increased by approximately $175,000, $200,000 and $150,000 in 1996, 1995, and 1994, respectively. The Company has no commitments to lend additional funds to these borrowers.

OREO consisted  of the following:

(S in thousands) December 31,    1996 Balance   % of Total
                                                         1-4 Family Residential
properties      $386         30% Commercial real estate                  575
44% Construction and land Development       343         26%
  Total OREO                         $1,304        100%

In 1996 the Bank continued its focus on restructuring delinquent loans and disposing of OREO and other nonperforming assets. As of December 31, 1996 the Bank reduced OREO by approximately $1,409,000 or 52% from December 31, 1995.

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

The changes in the allowance for loan losses were as follows:
($ in thousands)    December 31,         1996     1995       1994
 Beginning Balance                      $2,070    $2,637     $5,012
 Charge-offs:
 Military installment loans                (51)     (153)    (1,919)
 Commercial and other loans             (1,457)   (1,369)    (2,921)
 Total Charge-offs                      (1,508)   (1,522)    (4,840)
 Recoveries:
 Military installment loans                 26        52        667
 Commercial and other loans                449       328         25
 Total Recoveries                          475       380        692
 Net loan charge-offs                   (1,033)    (1,142)   (4,148)
 Provision for loan losses                 565        575     1,773
 Ending balance                          1,602      2,070     2,637
 Net loan charge-offs to
       average loans outstanding (net)         1.90%       1.90%     5.58%

As a result of the June 1994 FDIC examination, the bank was required to charge off approximately $2,000,000 of loans. The Banks was examined again in 1995 and the FDIC determined that the Bank's allowance for loan losses was adequate after the Bank increased the provision by $225,000. The FDIC has just completed an examination of the Bank as of December 31, 1996. As a result of this examination, the Bank charged-off approximately $1 million in loans through the loan loss reserve and as a result increased its loan loss provision for the year by $250,000 to attain adequate reserve levels at December 31, 1996. The required amounts of provision for 1996 and 1995 decreased from 1994 due primarily to decreases in the loan portfolio, the significant reduction in non-performing assets, and the sale of the Military loan portfolio. In 1994 the Bank incurred a gross loss on the Military portfolio sale of $1,400,000 of which $600,000 was charged to the allowance for loan losses, resulting in a net charge to income of approximately $800,000. Charge-offs relating to the Military portfolio amounted to 3%, 10% and 40% of total charge-offs in 1996, 1995, and 1994, respectively.

Under the current management team, the credit review process has been enhanced. The process includes evaluating loss potential utilizing a credit risk grading process and specific reviews and evaluations of individual problem credits. Management reviews the overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and non-accruing loan data. While the Company believes its year end allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures." The specific accounting policies pertaining to SFAS Nos. 114 and 118 are detailed in the Summary of Accounting Policies to the Company's Consolidated Financial Statements included in Item 14 of this Form 10-K
SECURITIES
The book value of the securities portfolio totaled $6,425,000 at December 31, 1996, a decrease from $7,584,000 at December 31, 1995. The decrease in the securities portfolio is primarily attributed to management's decision to redistribute the mix of earning assets based on an increase in demand for loans. Securities consisted of the following:

($ in thousands)  December 31,       1996    1995       1994
 Investments Held-to-Maturity
 U.S. Treasury securities             --        --      $6,909
 U.S. Government agency securities    --        --         --
 Marketable equity securities         --        --         --
 Other                                --        --         --
	  Total                                $0        $0      $6,909

 Investments Available-for Sale
 U.S. Treasury Securities            $4,005    $4,053    $6,294
 U.S. Government agency securities      --      3,000      --
 Marketable equity securities         2,420       281       205
 Other                                  --        250     1,000
	 Total                                6,425     7,584     7,499

	 Total Securities                    $6,425    $7,584    $14,408

	Securities to total assets           7.83%      9.11%     15.54%

The summary of debt securities at December 31, 1996 by contractual maturity is presented below. Expected maturities may differ from contractual maturities because issuers have the right to call or repay obligations with or without prepayment penalties.

($ in thousands)December 31, 1996   Securities Available
				       for Sale
			      Amortized    Estimated
				Cost      Market Value
 Maturity:
 Within one (1) year              --          --
 After one (1) but
 within five (5) years           $4,005        $4,009
 Marketable equity securities     2,420         2,420
 Totals                          $6,425        $6,429

Additional information on securities is also included in Item 14, Note 2 to the consolidated Financial Statements.

DEPOSITS

Deposits totaled $76,296,000 at December 31, 1996, down $2,749,000 or 3.5% from $79,045,000 at year end 1995. The decrease is due to a combination of migration of customer deposits to other markets and management's intention to downsize the Bank during the first half of 1996.

The Company's deposit acquisition strategies aim at attracting long-term retail deposit relationships that are generally less sensitive to market interest rate changes, along with attracting low cost transaction and demand deposits. In keeping with this strategy, the Company does not accept highly volatile brokered deposits.

The table below sets forth the maturity distribution of time deposits in amounts of $100,000 or more and of time deposits under $100,000 at December 31, 1996

 December 31, 1996                 CD's        CD's
	       ($ in thousands)                $100,000      under
				 and over      $100,000
 Time remaining to maturity:
 Three months or less              $  818       $12,229
 Over three months to six months    1,342        10,414
 Over six months to twelve month    2,301        18,751
 Over twelve months                 1,455         6,485
 Total                             $5,916       $47,879

Increased competition in the marketplace increased the rate of the Company's average cost of interest-bearing deposits, which rose from 4.40% in 1995 to 4.67% in 1996 Average balances and rates paid were as follows:

December 31,                    1996         1995         1994
($ in thousands)              Average        Average       Average
			       Amount  Yield   Amount Yield   Amount  Yield
Interest-bearing deposits:
Time Certificates               $53,069 5.44%  $55,250  5.14%  $65,325 4.07%
Savings, NOW and Money Market   $14,374 1.86%  $17,093  2.01%  $25,007 2.22% Total
interest-bearing deposits $67,443 4.67%  $72,343  4.40%  $90,332 3.56% Non-interest-
bearing deposits   $8,055   --  $8,043   --     $9,986  --
Total other interest-
bearing liabilities             $2,121  12.97% $1,507    15%    $2,749  11.68%

ASSET/LIABILITY MANAGEMENT

The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and or reprice within the periods indicated. As of December 31, 1996, within the one year period, the Company had a liability sensitive balance sheet resulting in a negative cumulative GAP of $6,068,000 or a 13% variance of rate sensitive assets to rate sensitive liabilities. Approximately 59% of interest sensitive assets and 69% of interest sensitive liabilities are available to reprice within the one year period. In an increasing rate environment, the short-term liability sensitive position is expected to result in increasing deposit costs in relationship to increases in market rates and negatively impacted earnings. In a decreasing interest rate environment, the Bank's one year cumulative liability sensitive position could positively impact earnings.

December 31, 1996             Maturity/Repricing Interval
($ in thousands)       Less Than    4 to 6  7 to 12  1 to 5   Over 5years
			3 Months     Months Months   Years    Non-Repricable    Total
Earning Assets:
Loans                    $24,649     $3,647  $8,979  $11,469   $10,599         $59,343
Investment securities      2,420          0       0    4,008         0           6,428 Short-
term investments     6,328          0       0        0         0           6,328 Assets held
for lease        273          0       0    5,977         0           6,250 Total earning
assets      33,670      3,647   8,979   21,454    10,599           78,349

Interest-bearing liabilities:
Time deposit              13,047     11,756  21,052    7,940         0           53,795 All
other rate-
sensitive deposits         6,885          0       0        0     6,884           13,769
Demand                         0          0       0        0     8,732            8,732 Total
interest-bearing
liabilities              $19,932    $11,756 $21,052   $7,940   $15,616          $76,296

Periodic repricing GAP    13,738    (8,109) (12,073)   13,114   (5,017)           2,053
Cumulative repricing GAP  13,738     5,629   (6,444)    7,070    2,053            0

Cumulative GAP variance as a  41%     51%     (14%)       10%       3%
Percent of rate sensitive assets

LIQUIDITY

Liquidity measures the ability of the Bank to meet its maturing obligations and existing commitments, to withstand fluctuations in its deposit levels, to fund its operations and to provide for customers' credit needs. The principal sources of liquidity include vault cash, Federal Funds sold, short-term and maturing investments and loan repayments.

Management has continued to improve the overall liquidity position of the Bank during 1996. At December 31, 1996, cash and investments maturing within three months totaled $10,805,000 and approximately $8,074,000 of performing loans are scheduled to mature in one year or less.

The Bank has developed a formal asset/liability management policy in order to achieve and maintain a reasonable short-term maturity GAP that will accommodate the Company's liquidity needs.

The Company believes its present liquidity position is adequate to meet its current and future needs.

RESULTS OF OPERATIONS

General

During 1996 the local real estate market and the Connecticut economy continued to have an adverse impact on the customers of the Company and the value of collateral supporting many of the Company's loans. As in 1995 these economic and business conditions affected the Company's operating performance in 1996. However, the impact was offset by a combination of income from lease-related transactions and a reduction in operating expenses and OREO expenses due to management's focus on decreasing the level of nonperforming assets. The Company reported a net loss of $1,118,000 or $0.57 per share (before preferred stock dividends) for the year ended December 31, 1996 compared to a net loss of $1,598,000 or $0.79 per share (before preferred stock dividends) in 1995 and a net loss of $3,889,000 or $1.93 per share (before preferred stock dividends) in 1994. The Bank attributes its losses over the prior two years principally to
(i) nonperforming assets, (ii) its provision for loan losses, (iii) expenses incurred in connection with other real estate owned, (iv) the sale of the military loan portfolio in 1994.

Net Interest Income

In 1996, net interest income totaled $2,411,000, down $137,000 from $2,548,000 or 5% from 1995. This compares to a $1,545,000 or 37.75% decrease from $4,093,000 in 1994 to $2,548,000 in 1995. In 1996, the Company had a slight
decrease in its net interest margin to 3.65% compared to    3.68% in  1995.  As
shown in the
following table, the decrease in 1996 of the net interest margin resulted from a 31 basis points increase in the cost of funds which was tempered by a 21 basis point increase in earning assets from 1995 to 1996. The primary reasons for the increase in cost of funds was the increase in the cost of time certificates.

In 1995, net interest income totaled $2,548,000, down $1,545,000 from $4,093,000, or 37.75% from 1994. In 1995, the Company had a decrease in its net interest margin to 3.68% compared to 4.58% in 1994. As shown in the following table, the decrease in 1995 of the net interest margin resulted from an 82 basis points increased in the cost of funds combined with a decline in average loan volume of $17,898,000 or 24% from 1994 to 1995. The primary reason for the increase in cost of funds was the increase in the cost of time certificates.

The following table presents condensed average statements of condition, total loans including non-accrual loans, the components of net interest income and selected statistical data, with investment securities presented on a tax equivalent basis:
Year ended December 31,              1996                            1995                    1994
			     Average           Average   Average           Average  Average           Average
			     Balance  Interest   Rate    Balance  Interest  Rate   Balance  Interest  Rate ($
in
thousands)
Assets:
Loans                        $54,230  $5,178     9.55%    $56,385   $5,244  9.30%  $74,283  $6,886   9.2%
Securities                     5,618     332     5.91%      8,070      457  5.66%    9,975     533   5.35%
Federal funds sold             6,218     329     5.29%      4,566      260  5.69%    5,057     206   4.08%
Total earnings assets         66,066   5,839     8.84%     69,201    5,961  8.63%   89,315   7,625   8.54%
Cash and due from banks          800     --       --        2,173      --    --      3,204     --    --
Other assets                  12,050     --       --       13,096      --    --     11,444     --    --
Total assets                 $79,916     --       --      $84,470      --    --   $103,963     --    --

Liabilities and stockholders' equity:
Interest-bearing deposits:
Time certificates            $53,069  $2,885     5.44%    $55,250   $2,842  5.14%  $65,325  $2,657   4.07%
Savings deposit               14,374     268     1.86%     17,093      343  2.01%   25,007     554   2.22%
Total interest-bearing
  deposits                    67,443   3,153     4.67%     72,343    3,185  4.40%   90,332   3,211   3.56%
Other interest-bearing
  liabilities                  2,121     275    12.97%      1,507      228  15.00%   2,749     321   11.68%
Total interest-bearing
  liabilities                 69,564   3,428     4.93%     73,850    3,413   4.62%  93,081   3,532    3.80%
Demand Deposits                7,954      --       --       8,043      --     --     9,986     --      --
Other Liabilities              1,029      --       --       1,820      --     --     2,417     --      --
Stockholders' equity           1,369      --       --         757      --     --    (1,521)    --      --
Total liabilities and
  stockholders' equity       $79,916      --       --     $84,470      --     --   $103,963    --      --
Net interest income/
  rate spread                           2,411    3.91%               2,548   4.01%           4,093    4.74%
Net interest margin                              3.65%                       3.68%                    4.58%

The following table presents the change in interest income and expense for each major category of interest-bearing assets and interest-bearing liabilities, and the amount of the change attributable to changes in average balances (volume) and rates. Changes attributable to both volume and rate changes have been allocated in proportion the relationship of the absolute dollar of the changes in volume and rate. Investment securities are presented on a tax equivalent basis.

	       Changes from 1995 to 1996   Changes from 1994 to 1995    Changes from 1993 to 1994
		      Attributable to:           Attributable to:         Attributable to:
($ in thousands)      Volume  Rate  Total     Volume  Rate  Total     Volume   Rate  Total
Interest  income:
Loans                  (218)   152   (66)    ($1,665)  $23   ($1,642) ($2,914) $375 (2,539)
Securities             (146)    21  (125)       (111)   35       (76)    (567)  226   (341)
Federal funds sold       85    (16)   69         (17)   71        54      137    21    158
Total interest income  (279)   157  (122)     (1,793)  129    (1,664)  (3,344)  622 (2,722)

Interest expense:
Deposits:
Time certificate       (100)   143    43        (259)  444       185     (654) (283)  (937)
Savings deposits        (52)   (23)  (75)       (163)  (48)     (211)    (209) (126)  (335)
Total interest expense
  on deposits          (152)   120   (32)       (422)  396       (26)    (863) (409)(1,272)
Other interest-bearing
  liabilities            72    (25)   47         (75)  (18)      (93)     (34)  164    130
Total  interest expense (80)    95    15        (497)  378      (119)    (897) (245)(1,142)

Net interest income    (199)    62  (137)    ($1,296)($249)  ($1,545) ($2,447) $867 ($1,580)

The following are the consolidated ratios of earnings to fixed charges for each of the years in the five-year period ended December 31, 1996.
Year ended December 31,                 1996  1995   1994  1993  1992
Ratio of earnings to fixed charges<F1>
Excluding interest on deposits           --     --    --    --    --
Including interest on deposits         0.65   0.53    --    --   0.33

Ratio of earnings to combined fixed charges and
Preferred stock dividends<F2>:
Excluding interest on deposits           --     --    --    --     --
Including interest on deposits         0.14   0.13    --    --   0.32
<F1> The Company had insufficient earnings to cover fixed charges (excluding interest on deposits) for each of the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The Company also had insufficient earnings to cover fixed charges (including interest on deposits) for years ended December 31, 1994 and 1993. The short-fall of earnings to fixed charges (excluding interest on deposits) was $913,000, $1,370,000, $3,568,000, $6,231,000, and $4,731,000,
  for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. In addition, the short-fall of earnings to fixed charges (including interest on deposits) was $357,000 and $1,748,000 for the years ended December 31, 1994 and 1993, respectively.)
<F2>  The Company had insufficient earnings to cover combined fixed charges and preferred stock dividends (excluding interest on deposits) for each of the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The Company also had insufficient earnings to cover combined fixed charges and preferred stock dividends (including interest on deposits) for the years ended December 31, 1994 and 1993. The deficiency of earnings to fixed charges and preferred stock dividends (excluding interest on deposits) was $2,465,000, $2,604,000, $4,037,000, $6,301,000, and $4,801,000, respectively, for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The amount of deficiency of earnings to fixed charges and preferred stock dividends (including interest on deposits) was $826,000 and $1,818,000 for the years ended December 31. 1994 and 1993, respectively.

COMPOSITION OF NON-INTEREST INCOME

Year Ended December 31,           1996             1995            1994
($ in thousands)             Amount  %Change     Amount  %Change    Amount %Change
Service fees on deposits       $718    70.1       $422   (19.7)      $583   (29.4)
Net gain (loss) on
sale of securities               10   162.0        (16)   98.0       (811) (1755.1)
Net gain (loss) on
sale of assets                    4   (93.2)        59   114.6       (403) (112.5)
Credit life insurance            --      --         --  (100.0)       138   (61.0)
Income from leasing operations  645    (5.4)       682    20.0        567   100.0
Other                           163   (26.9)       223    21.0        168  (170.8)
Total non-interest income    $1,540    12.4     $1,370   466.1       $242   (95.3)

The increase in non-interest income of $170,000 from 1995 to 1996 was primarily attributable to the recovery of service charges in 1996 of approximately $266,000 from dormant accounts. Other income in 1995 was higher due to $62,000 recognized due on SBA loan sales.

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
COMPOSITION OF NON-INTEREST EXPENSE

Year Ended December 31,             1996           1995            1994
($ in thousands)               Amount  %Change   Amount  %Change   Amount %Change
			                                                     Salaries
and Employee Benefits  $1,924  (10.4)   $2,148      (10.3)   $2,394 (17.3)
Occupancy                          352   (7.6)      381   (18.7)      469 (28.4)
Supplies and communications        157   (8.7)      172   (20.3)      216 (34.3)
Professional services              507    (.2)      508   (57.7)    1,201 (36.4)
Depreciation furniture
and equipment                      232     .4       223    (6.7)      239   5.3
FDIC insurance                     201  (22.4)      259   (24.7)      344 (18.9)
Other insurance                     82    (.2)       80   (26.6)      109  (7.6)
Other real estate owned            580  (19.1)      717   (27.6)      990 (72.2)
Other                              539   19.0       453    (3.8)      489 (37.9)
Total non-interest expense      $4,574   (7.4)   $4,941   (23.4)   $6,451 (40.9)

Operating expenses decreased by $367,000 or 7% in 1996. Salaries and employee benefits decreased $224,000 or 10% due to staff reductions. Expense associated with the foreclosure and carrying of OREO decreased 19% from $717,000 in 1995 to $580,000 in 1996 due primarily to the Bank's continued success with disposition of the OREO portfolio. Other expenses increased by $86,000 or 19% primarily due to settlement of outstanding litigation.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125) "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfer of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management does not feel this statement will have a material impact on the Company's financial statements.

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ( EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 with restatement of all prior-period EPS data presented. This statement will not have a material effect on the Company's financial statement presentation as losses have been incurred for all years currently presented.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See also Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K".

CBC Bancorp, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994

Independent auditors' report

Consolidated financial statements:
 Statements of financial condition
 Statements of operations
 Statements of changes in stockholders' equity (deficit)
 Statements of cash flows
		   Notes to consolidated financial statements


Independent Auditors' Report


To the Board of Directors
CBC Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of CBC Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBC Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that CBC Bancorp, Inc. and subsidiaries will continue as a going concern. As discussed in Note 11, the Bank subsidiary, which is the Company's primary asset (see Note 17), met the minimum tier 1 riskbased and total risk-based capital requirements as of December 31, 1996; however, it did not meet the minimum leverage capital requirements. The
Bank also has suffered recurring losses from operations. These matters raise substantial doubt about the ability of the Bank to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Bank to continue as a going concern is dependent on many factors including regulatory action and ultimate achievement of its capital plan. The Bank has an approved capital plan with the FDIC outlining its plans for attaining the required levels of regulatory capital as described in Note 11.
February 21, 1997

CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
($ in thousands, except share data)
December 31,                               1996          1995
                                                         Assets
Cash and due from banks                    $2,057        $1,937
Federal funds sold                          6,328         5,000
Investment securities                       6,429         7,582
Loans receivable, net                      57,741        56,382
Accrued interest receivable                   727           782
Property and equipment                        715           789
Assets held for lease                       6,250         7,573
Other real estate owned                     1,304         2,713
Other assets                                  478           522
					  $82,029       $83,280 Liabilities and
Stockholders' Equity
Liabilities:
Deposits                                  $76,296       $79,045
Accrued interest payable                      772           532
Accounts payable and accrued expenses         641         1,789
Notes payable                                 768           768
Convertible debt                            1,090         1,090
Total liabilities                          79,567        83,224
Commitments and contingencies
Stockholders' equity:
Preferred stock                            16,380        11,240
Common stock - $.01 par value, shares
authorized 20,000,000; issued
and outstanding 1,961,761                      19            19
Additional paid-in capital                  8,052         9,604
Unrealized gain (loss) on
investment securities                           4            (2)
Accumulated deficit                       (21,993)      (20,805)
Total stockholders' equity                  2,462            56
					  $82,029       $83,280
See accompanying notes to consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)
Year ended December 31,             1996        1995        1994
Interest income:
Loans                               $5,178     $5,244      $6,886
Investment securities                  332        457         533
Federal funds sold                     329        260         206
Total interest income                5,839      5,961       7,625
Interest expense:
Deposits                             3,153      3,186       3,211
Other                                  275        227         321
Total interest expense               3,428      3,413       3,532
Net interest income                  2,411      2,548       4,093
Provision for loan losses              565        575       1,773
Net interest income
after provision for losses           1,846      1,973       2,320
Other income:
Fees for customer services             718        422         583
Net gain (loss) on sales of
investment securities                   10        (16)       (811)
Net gain (loss) on sale of assets        4         59        (404)
Lease asset income                     645        682         567
Other income                           163        223         307
Total other income                   1,540      1,370         242
Operating expenses:
Salaries and employee benefits       1,924      2,148       2,394
Professional fees                      507        508       1,201
Other real estate owned                580        717         990
Supplies and communications            157        172         216
Net occupancy                          352        381         469
Equipment rentals, depreciation
and maintenance                        232        223         239
Deposit insurance premiums             201        259         344
Other insurance                         82         80         109
Other expenses                         539        453         489
Total operating expenses             4,574      4,941       6,451
Net loss                            (1,188)    (1,598)     (3,889)
Less:  Preferred stock dividend     (1,552)    (1,234)       (469)
Net loss applicable to common stock$(2,740)   $(2,832)    $(4,358)
Weighted average common
shares outstanding                   1,961,761  2,007,230  2,012,514
Net loss per common share             $(1.40)    $(1.41)     $(2.17)

See accompanying notes to consolidated financial statements.

CBC BANCORP,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)
Years ended December 31, 1996, 1995 and 1994
				       Common stock                 Unrealized
							 Additional  gain (loss)
			    Preferred   Number            paid-in    on        Accumulated
			     stock     of Shares  Amount  capital    securities  deficit   Total
Balance, January 1, 1994       $1,000    10,061    $100   $11,421    $170      $(15,318)  $(2,627)
Reverse stock split                 -    (8,048)    (80)       80       -             -         -
Preferred dividends accrued         -         -       -      (469)      -             -      (469)
Issuance of preferred stock     8,830         -       -         -       -             -     8,830
Change in unrealized loss on
investment securities
held for sale                       -         -       -         -    (388)            -      (388)
Net loss                            -         -       -         -       -        (3,889)   (3,889)
Balance, December 31, 1994      9,830     2,013      20    11,032    (218)      (19,207)    1,457
Preferred dividends                 -         -       -    (1,234)      -             -    (1,234)
Issuance of preferred stock     1,410         -       -         -       -             -     1,410
Stock issuance costs                -         -       -      (195)      -             -      (195)
Common stock repurchase             -       (51)     (1)        1       -             -         -
Change in unrealized gain on
investment securities
held for sale                       -         -       -         -     216             -       216
Net loss                            -         -       -         -       -        (1,598)   (1,598)
Balance, December 31, 1995     11,240     1,962      19     9,604      (2)      (20,805)       56
Preferred dividends                 -         -       -    (1,552)      -             -    (1,552)
Issuance of preferred stock     5,140         -       -         -       -             -     5,140
Change in unrealized gain on
investment securities held
for sale                            -         -       -         -       6             -         6
Net loss                            -         -       -         -       -        (1,188)   (1,188)
Balance, December 31, 1996    $16,380     1,962     $19    $8,052      $4      $(21,993)   $2,462

See accompanying notes to consolidated financial statements.

CBC BANCORP,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
Year ended December 31,                     1996        1995        1994
Cash flows from operating activities:
Net loss                                  $(1,188)     $(1,598)   $(3,889)
Adjustments to reconcile net loss to
net cash provided by
(used in) operating activities:
Provision for loan losses                     565          575      1,773
Provision for depreciation
and amortization                              182          206        227
Decrease (increase) in deferred
loan fees and costs - net                     (14)          35        236
Amortization of loan purchase premiums          -            -        435
Amortization of investment
security premiums and discounts, net           25          108        152
Loss (gain) on sale of
investment securities                         (10)          16        811
Loss (gain)on disposal of property
and equipment                                  (1)           2       (218)
Provision for losses on
foreclosed real estate                        441          420        829
Loss (gain)on sale of loans                    (3)           -        818
Changes in operating assets
and liabilities:
Other assets                                   98          (64)       216
Deferred charges                                -            -       (138)
Accrued interest payable                      240         (410)      (892)
Account payable and accrued expenses           21         (285)      (158)
Net cash provided by (used in)
operating activities                          356         (995)       202
Cash flows from investing activities:
Net (increase) decrease in Federal
funds sold                                 (1,328)         700      4,950
Proceeds from sales and maturities of
investment securities (includes
maturities of $3,550, $2,250 and $4,208
in 1996, 1995 and 1994, respectively)       7,872       11,367     15,511
Purchases of investment securities         (4,308)      (3,988)   (13,383)
Principal payments received on
mortgage-backed securities                      -            -        491
Proceeds from sale of loans                   582            -      8,801
Decrease (increase) in loans - net         (2,528)       1,698     12,498
Proceeds from sale of other real
estate owned                                1,460        1,631      3,749 Net
expenditures on foreclosed real
estate                                       (453)           -          -
Purchases of property and equipment          (111)        (146)      (130)
Proceeds from sale of property and
equipment                                       4           72        240
Net decrease (increase) in assets
held for lease                              1,323       (3,679)    (3,894)
Net cash provided
by investing activities                     2,513        7,655     28,833
Cash flows from financing activities:
Net decrease in deposit accounts          $(2,749)     $(8,429)  $(33,606) Net
decrease in treasury
demand note account                             -            -       (442)
Proceeds from issuance of preferred
stock                                           -          576        200
Proceeds from issuance of senior debt           -            -      3,638
Net cash used in financing activities      (2,749)      (7,853)   (30,210)
Increase (decrease) in cash and
due from banks                                120       (1,193)    (1,175)
Cash and due from banks,
beginning of year                           1,937        3,130      4,305
Cash and due from banks,
end of year                                $2,057       $1,937     $3,130
Supplemental disclosures of
cash flow information:
Cash paid during the year for:
Interest on deposits and
borrowed money                             $3,189       $3,595     $4,103
Noncash investing activities:
Transfer of in-substance
foreclosure property to loans              $    -       $  782     $    -
Transfers of loans to
other real estate owned                    $  262       $  705     $  515
Mortgage loan recorded
as loan recovery                           $  300       $    -     $    -
Dividends declared                         $1,552       $  681     $  469
Stock dividends paid                       $2,720       $  553     $    -
Unrealized gain (loss)
on valuation of investments
-available for sale                        $    6       $  216     $ (388)
Noncash financing activity:
Issuance of preferred
stock in exchange for debt                 $    -       $    -     $3,630
Issuance of senior notes
for accrued interest payable               $    -       $    -     $  140
Issuance of senior debt in
exchange for marketable securities         $    -       $  400     $    -
Issuance of preferred stock in
exchange for marketable securities         $2,420       $  281     $5,000
Reduction of capital for deferred
charges - issuance costs                   $    -       $ (138)    $    -

See accompanying notes to consolidated financial statements.

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

Operations

The Bank, which has four branches in
Connecticut, grants business, consumer and real estate secured loans and accepts deposits, primarily in New Haven and Fairfield Counties and surrounding communities. Although lending activities are diversified, a majority of the Company's business portfolio is with customers located within the State of Connecticut, with approximately 58% of the Company's loans collateralized by real estate in the Connecticut market.

Investment Securities

Debt and equity securities are classified into one of the following categories: held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discount on purchase using the level yield method. Investments classified as trading or available-forsale are stated at fair value. Changes in fair value of trading investments are included in current earnings while changes in fair value of available-for-sale investments are excluded from current earnings and reported, net of taxes as a separate component of stockholders' equity. Presently, the Bank does not maintain a portfolio of trading or held-to-maturity securities.

Loans and Allowance for Loan Losses

Loans are stated at their unpaid principal balances adjusted for deferred loan fees, deferred loan costs, unearned income and allowance for loan losses. Interest is recognized using the simple interest method or a method which approximates the simple interest method.
Nonrefundable loan origination and
commitment fees in excess of certain direct costs associated with the originating or acquiring loans are deferred and amortized over the contractual life of the loan using the interest method. The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance is maintained at an amount that management currently believes will be adequate to absorb losses in the loan portfolio. Management's estimate of the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loans, appraisals for significant properties and current economic conditions that may affect borrowers' ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may recommend that management recognize additions to the allowance based on their judgements of information available to them at the time of their examinations. Loans are charged against the allowance for loan losses when management believes that collection is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when realized.
The Bank defines a loan as being impaired when it is determined by management to be nonperforming (see below). The entire loan portfolio is regularly reviewed by management to identify loans that meet this definition of impairment. Such review includes the maintenance of a current classified and criticized loan list and the regular reporting of delinquent loans to management.
The allowance for probable loan losses
related to loans identified as impaired is based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For impaired loans that are not collateral dependent, the allowance for probable loan losses is recorded at the amount by which the outstanding recorded principal balance exceeds the current best estimate of the future cash flows on the loan, discounted at the loan's effective interest rate.

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

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. Substantially all other real estate owned is located in the Connecticut market. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. Further, regulatory agencies may recommend write-downs on other real estate owned at the time of periodic examination. Routine holding costs are charged to expense as incurred. Expenditures to complete or improve properties are capitalized only if reasonably expected to be recovered, otherwise they are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation or amortization is provided over the estimated useful lives of the assets or, for leasehold improvements, the lease term if shorter, principally using the straight-line method as follows:

Buildings and improvements    3 - 25 years
Furniture and equipment       3 - 25 years
Software                      3 -  5 years

Taxes on Income

The Company provides deferred income taxes provide for the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

Stock Options

FASB Statement 123, "Accounting for Stock-
Based Compensation" allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options.
The Bank applies APB Opinion 25,
"Accounting for Stock Issued to Employees", and related interpretations in accounting for its two fixed stock-based compensation plans. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost is recognized for the plans.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1995 and 1994
consolidated financial statements have been reclassified to conform with the current year presentation.

2.   Investment Securities
At December 31,1996, the amortized cost and estimated fair value of investment securities, all of which were classified as available-for-sale, were as follows:

				      Gross       Gross
			   Amortized  unrealized  unrealized  Estimated cost
			      gain        loss       fair value
($ in thousands)
U.S. Treasury Notes             $4,005      $4         $-       $4,009
Marketable equity securities     2,420       -          -        2,420
				$6,425      $4         $-       $6,429

At December 31, 1995, the amortized cost and estimated fair value of investment securities, all of which were classified as available-for-sale were as follows:

				       Gross      Gross    Estimated Amortized
			   unrealized unrealized  fair
($ in thousands)              cost      gain       loss     value
U.S. Treasury Notes          $4,053       $-       $(2)     $4,051
U.S. Agency Notes             3,000        -         -       3,000
State of Israel Bond            250        -         -         250
Marketable equity securities    281        -         -         281
			     $7,584       $-       $(2)     $7,582

The amortized cost and estimated fair value of securities, by contractual maturity, at December 31, 1996 are as follows:

			     Amortized    Estimated
			      cost         fair value
($ in thousands)
                                               Due from one to five years
$4,005        $4,009
Equity Securities              2,420         2,420
			      $6,425        $6,429

At December 31, 1996, investment securities with a carrying value of $500,000 and fair value of $501,095 were pledged to secure public deposits, the treasury demand note and for other purposes as required or permitted by law.

Proceeds and gross realized gains and
losses from the sale of investment securities were as follows:
Year ended December 31,     1996       1995       1994
($ in thousands)
Sales proceeds              $4,322     $9,117     $11,303 Realized gains
16          1          55
Realized losses                 (6)       (17)       (866)

3.   Loans Receivable

Loans receivable are summarized as follows:

				 1996       1995
($ in thousands)
Commercial real estate       $22,995   $30,083
Commercial - other            13,172     9,021
Lease financing                4,877     6,860
Accounts receivable purchases  3,199         Residential real estate
13,690    10,797
Consumer                       1,494     1,743
Total - gross                 59,427    58,504
Unearned income                   (8)      (22)
Deferred loan fees               (76)      (30)
Allowance for loan losses     (1,602)   (2,070)
Total - net                  $57,741   $56,382

At December 31, 1996 and 1995, the carrying values of loans with fixed interest rates were approximately $24,754,000 and $24,745,000, respectively.
At December 31, 1996, there were
approximately $149,000 of loans to employees, directly or indirectly. Such loans were made on the same general terms, including interest rates, as those prevailing at the time of comparable transactions with others.
Impairment of loans having recorded
investments of $2,825,000 at December 31, 1996 and $6,383,000 at December 31, 1995 has been recognized. The average recorded investment in impaired loans during 1996 and 1995 was approximately $4,562,000 and $7,134,000, respectively. The total allowance for loan losses related to these loans was approximately $506,000 and $750,000 on December 31, 1996 and 1995, respectively. Interest income on impaired loans of approximately $82,000 and $118,000 was recognized for cash payments received in 1996 and 1995, respectively.
The allowance for loan losses is summarized as follows:

				 1996        1995       1994 ($ in thousands)
Balance, beginning of year       $2,070     $2,637     $5,012
Provision charged to expense        565        575      1,773
Loans charged off                (1,508)    (1,522)    (4,840)
Recoveries                          475        380        692
Balance, end of year             $1,602     $2,070     $2,637

4.   Property and Equipment

At December 31, 1996 and 1995, property and equipment are summarized as follows:

				1996       1995
($ in thousands)
Land                           $  136     $  136
Buildings and improvements      1,013        981
Furniture and equipment         1,602      1,552
Software                          216        214
Total cost                      2,967      2,883
Less:
Accumulated depreciation        2,252      2,094
  Total - net                  $  715     $  789



5.   Assets Held for Lease

Under the Company's financial lease program (the "Program"), the Company provides short-term financial leases, which are subsequently placed with permanent lenders, invests in pools of financial lease receivables, and acquires equipment for financial lease transactions, subject to existing leases. As of December 31, 1996, the Company's assets under the Program are as follows:
   Included in loans are $4,877,000 of short-term financial leases, accounts receivable resulting from lease transactions and interests in pools of financial lease receivables.
   Assets held for lease include approximately $5,977,000 and $7,300,000 at December 31, 1996 and 1995,respectively, of medical equipment subject to existing leases. Financial arrangements for this equipment extend over a maximum of 5 years under specified terms including certain guaranteed minimum investment returns on the equipment and other financial terms. The Bank has the title to the equipment with an original appraised value of approximately $13,250,000, has a guaranty of $2,200,000 and the senior ownership interest and junior security interest in the residual value of four cargo airplanes, estimated by an independent appraiser to be approximately $3.9 million each in the year 2002.
   The interests in the residual value of the four cargo airplanes also collateralizes approximately $2.1 million of other loans.

6.   Foreclosed Real Estate

Activity in the allowance  for losses on
foreclosed real estate is as follows:
($ in thousands)
Balance at January 1, 1995               $129
Provision charged to income               420
Charge-offs, net of recoveries           (207)
Balance at December 31, 1995              342
Provision charged to income               441
Charge-offs, net of recoveries           (570)
Balance at December 31, 1996             $213

The carrying costs of other real estate
owned were approximately $152,000, $297,000 and $160,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.   Deposits
Deposits (in thousands) are summarized as follows:

December 31,                        1996      1995
Demand deposits                    $8,732    $8,672
Money market deposits               2,298     2,546
NOW checking accounts               3,534     3,757
Savings deposits                    7,937     9,562
Certificates of deposit            47,879    49,342
Certificates in excess of $100,000  5,916     5,166 $76,296   $79,045

Maturities of time deposits (in thousands) at December 31, 1996 were as follows:

Maturing within twelve months        $45,855
After twelve months                    7,940
				     $53,795

Deposits with the Bank at December 31,
1996, which are directly or indirectly with directors and stockholders, were approximately $1,800,000. Such deposits carry the same terms, including interest rates, as those prevailing at the time of comparable transactions with others.

8.   Income Taxes

The Company paid no taxes on income for
1996, 1995 or 1994.
Temporary differences at December 31, 1996 and 1995 are as follows:

				      1996          1995
Deferred tax assets:
     NOL carryforward                $6,562,000   $6,219,000
     Allowance for loan losses          545,000      703,000
     OREO basis                         305,000      319,000
     Other                              118,000      181,000
Gross deferred tax assets             7,530,000    7,422,000
Deferred tax liabilities:
     Allowance for loan losses         (833,000)    (787,000)
     Depreciation                    (1,173,000)    (496,000)
Gross deferred tax liabilities       (2,006,000)  (1,283,000)
Valuation allowance                  (5,524,000)  (6,139,000)
     Total                           $      -      $    -

For income tax return purposes, the Company
has Federal net operating loss carryforwards of approximately
$19.3 million, of which approximately $1 million is subject to limitation under the change of ownership rules outlined in Section 382 of the Internal Revenue Code. The Company's net operating loss subject to limitation can be utilized to the extent of approximately $65,000 per year and expires in 2007. The remaining net operating loss carryforward of approximately $18.3 million can be used without limitation and expires as follows: $2.8 million in 2007, $4.3 million in
2008, $4.3 million in 2009,    $3.3 million in 2010 and $3.6 million in 2011.
The Company has state net operating loss carryforwards of approximately $18.8 million which expire in year 1997 through 2001.


9.   Borrowings

Notes Payable

Capital notes to an entity affiliated with the Company's majority stockholder in the amount of $220,000 are due March 31, 1999 and bear interest at 15% payable quarterly. The capital notes are subordinated to all senior indebtedness. Senior notes outstanding in the amount of
$548,000 are due and payable to an affiliated company of the majority stockholder on December 31, 1997 and bear interest quarterly at an annual rate equal to 5% above the prime rate (as defined). Interest expense related to these notes was $122,076, $78,753 and $44,366 for the years ended December 31, 1996, 1995 and 1994, respectively. The senior notes have no conversion rights or features.

Mandatory Convertible Capital Notes

The principal amount of the notes is due
July 1, 1997 and will be converted at the option of the Company into either 1) shares of Company common stock with a market value equal to the principal amount at such date plus accrued and unpaid interest if any; or 2) subject to receipt of any necessary regulatory approvals, shares of perpetual preferred stock or other primary equity securities of the Company with a market value equal to the principal amount at such date plus accrued and unpaid interest, if any. The notes are subordinated to the senior indebtedness of the Company.
The notes bear interest at the floating
rate equal to 1% above the daily prime rate (as defined) plus an additional 25% of this rate. Interest is payable on a quarterly basis. Interest expense related to these notes was $126,883, $120,070 and $110,771 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  Stockholders' Equity and Earnings (Loss) Per Common Share

Common Stock

At December 31, 1996, approximately 310,000
shares were reserved for outstanding stock options and 58,000 shares were reserved for conversion of Preferred Series I stock. This does not include shares which may be issued under the Mandatory Convertible Capital notes (Note 9) or the Preferred Series III stock (see below). On June 28, 1994, the Company stockholders voted to approve a one-for-five reverse stock split, which was effective as of July 25, 1994.

Preferred Stock

The Board of Directors of the Company is authorized to issue up to 100,000 shares of preferred stock without par value in series and to determine the designation of each series, dividend rates, redemption provisions, liquidation preferences and all other rights. The majority shareholder and affiliates own the majority of preferred stock.

Preferred Series I

The Preferred Series I Stock as of December 31, 1996 consists of 28,905 shares of its nonvoting, no par value Preferred Series I Stock at a stated value of $100 per share.
The Preferred Series I shares are cumulative as to dividends. The average dividend rate for the year ended December 31, 1996 was 8.25% per annum. At December 31, 1996, there were $139,000 in dividends accrued and unpaid. See Note 11 for discussion of the dividends restriction.
This series of preferred stock is redeemable, at the option of the Company, at $100 per share plus all accumulated and unpaid dividends.
The preferred shares are convertible, at the option of the holders, into common stock of the Company, at the rate of two shares of common per each share of preferred (as adjusted for reverse stock split). The preferred stock liquidation rights include distributions in the amount of $100 per share, plus accrued and unpaid dividends.

Preferred Series II

The Preferred Series II stock as of December 31, 1996 consists of 50,000 shares of its nonvoting, no par value Preferred Series II stock at a stated value of $74 per share.
The Preferred Series II shares are cumulative as to dividends at a rate equal to 4% above the prime rate (as defined). The preferred stock liquidation rights include distributions in the amount of $74 per share, plus accrued and unpaid dividends. At December 31, 1996, there were $13,355 in dividends accrued and unpaid.

Preferred Series III

The Preferred Series III stock as of December 31, 1996 consists of 979 shares of its nonvoting, no par value Preferred Series III stock at a stated value of $10,000 per share.
The Preferred Series III shares are nonvoting and convertible at the option of the holders into Company common stock, preferred stock or any other capital instrument of the Company or into a combination of such shares and shares of common stock, preferred stock or other capital instrument of the Bank, with a market value equal to the stated value, and cumulative as to dividends at a rate equal to 5% above the prime rate (as defined). At the option of the holder, the Company shall pay accrued and unpaid dividends in shares of Company common or preferred stock with a market value at the time of payment equal to the dividend being paid.
At December 31, 1996, there were $8,780 in dividends accrued and unpaid. The preferred stock liquidation rights include distributions in the amount of $10,000 per share, plus accrued and unpaid dividends.

Warrant

The Warrant, issued March 24, 1994 and
amended as of July 25, 1994, entitles the majority stockholder to purchase from the Company, at an exercise price of $0.05 (as adjusted to reflect the reverse one for five stock split effective July 25,
1994) per share, in aggregate, such number of shares of Company common stock as may be necessary for the majority stockholder to maintain a level of common stock ownership equal to 51 percent of the issued and outstanding shares of Company common stock on a fully diluted basis (the "threshold level"). The Company anticipates that the amended terms of the Warrant will facilitate the issuance of additional common stock in the future. The Warrant is exercisable at any time during the ten-year period commencing on July 25, 1994 and terminating on July 25, 2004 provided, however, that the majority stockholder's ownership level is about to fall below the threshold level due to the issuance of additional shares of common stock. The holder of the Warrant is required to receive any necessary regulatory approval prior to exercising the Warrant.

Earnings (Loss) Per Share of Common Stock

Primary earnings per share amounts are computed by dividing net income (loss), as adjusted for preferred stock dividends, by the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered common stock equivalents using the treasury stock method. The weighted average number of common and common equivalent shares outstanding (adjusted to reflect the one-for-five reverse stock split) for the year ended December 31, 1996 was 1,961,761. Fully diluted earnings per share amounts are based on the increase number of shares that would be outstanding assuming conversion of the Company's convertible capital notes and convertible preferred stock when the result is dilutive. Since the Company reported a net loss for the year ended December 31, 1996, diluted earnings per share are not presented for the year.

11.  Regulatory Actions

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. The Bank is currently operating under the terms of a July 1991 Cease and Desist Order which mandates a 6 percent Tier I Leverage Capital Ratio. During 1996, the Bank submitted a capital restoration plan which was approved by the Federal Deposit Insurance Company ("FDIC") and the Banking Commissioner on March 21, 1996. Under the terms of the 1996 plan, the Bank has until December 31, 1997 to achieve the 6 percent Tier I Leverage Capital Ratio. In September 1996, the Company issued 170 shares of Preferred
Series III stock to the majority stockholder in exchange for $1.7 million. The Company contributed the new capital, which consisted of marketable equity securities to the Bank.
In December 1996, the original subscription agreement was amended to increase the amount of capital infusion to $2.4 million in exchange for the issuance of an additional 69 shares of Preferred Series III stock. The increased capitalization was directly attributed to the appreciation of the marketable equity securities originally contributed in September 1996. These transactions were entered into in furtherance of the capital restoration plan.
The FDIC completed an examination of the Bank as of December 31, 1996. The Bank has not yet received the Report of Examination; however, a presentation of preliminary results was made by the examiners to the Board. For purposes of prompt corrective action, the Bank is classified "adequately" capitalized. The FDIC did not recognize the additional $687,000 capital injection as Tier I Capital and, as such, the Tier I Leverage Ratio was 5.36% and as such did not meet the Tier I capital requirements of the 1991 order. If the $687,000 has been included as Tier I Capital, the Leverage Ratio would have been 6.20% and the Bank would have met the capital requirements of the 1991 Order. The additional capital will be recognized as Tier I Capital by the FDIC upon liquidation of the marketable securities to the extent the net proceeds equal $2.4 million.
Quantitative measures established by
regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Leverage Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject, with the exception of Tier I Leverage Capital Ratio of 6% as required by the 1991 Order.
The Bank's actual capital amounts and
ratios are presented in the following table.

December 31, 1996
					    Actual        For capital adequacy
							       purposes
					  Amount    Ratio     Amount    Ratio
Total Capital (to risk-weighted assets) $5,183,000   8.30%  $4,999,000   8.0%
Tier I Capital (to risk-weighted assets) 4,392,000   7.03    2,499,000   4.0
 Tier I Leverage Capital
(to average assets)                      4,392,000   5.36    4,914,000   6.0

December 31, 1995
					    Actual        For capital adequacy
								purposes
					  Amount    Ratio     Amount    Ratio
 Total Capital (to risk-weighted assets) $4,409,000   6.94%  $5,080,000   8.0%
Tier I Capital (to risk-weighted assets) 3,599,000   5.67    2,534,000   4.0
Tier I Leverage Capital
(to average assets)                      3,599,000   4.38    3,810,000   6.0



Under the terms of the 1991 Order, the Bank must obtain the prior approval of the FDIC and the Connecticut
Banking Commissioner before paying any cash dividends to the Company
Under the terms of a written agreement (the
"Agreement") between the Company and Federal Reserve Bank of Boston (the "FRB") entered into in November 1994, the Company is required to obtain the written approval of the FRB prior to the declaration or payment of cash dividends on its outstanding common or preferred stock, increasing its indebtedness, engaging in material transactions with the Bank (other than capital contributions), or making cash disbursements in excess of agreed-upon amounts. All such actions required by the written Agreement have been taken by the Company.
As of June 22, 1995, the Company was
notified by NASDAQ that the Company's common stock will no longer be listed on the NASDAQ SmallCap Market due to listing criteria. The Company is in the process of applying for relisting. Notwithstanding the foregoing, the ability of the Company and the Bank to maintain regulatory levels and continue as a going concern is dependent upon, among other factors, the Bank's attaining profitability, the future levels of nonperforming assets and the condition of the economy in which it operates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During 1995, the Company successfully registered equity and debt securities which has improved the ability to raise capital. In addition, management believes that the introduction of new product lines and planned growth will enhance future profitability.

12.  Stock Options
The Company, in prior years, has adopted two incentive stock option plans, the Company Stock Plan and the 1994 Incentive Stock Plan. Under the terms of these plans, the option price equals the market value of the shares on the dates granted and the plans provide for an adjustment for stock dividends and stock splits. Options granted are generally exercisable only in accordance with specific vesting provisions as determined by the Board of Directors. As of December 31, 1996, no options had been granted under the 1994 Incentive Stock Plan.

The following summarizes the activity of
the Company Stock Plan (adjusted to reflect the one-for-five reverse stock split) for the years ended December 31, 1996 and 1995.
						  1996       1995
Options outstanding and exercisable, January 1    1,002     1,338
Options expired                                     342       336
Options outstanding and exercisable December 31     660     1,002
Price per share of options outstanding           $12.50    $12.50
							  to$80.00

Under the terms of a stock option agreement entered into in 1994 with the former President and CEO, the Company has granted options to purchase in the aggregate such number of shares of $.01 par value common stock as shall represent 2 percent of the total common stock issued and outstanding at the time of exercise at a price of $.10 per share. The number of shares of common stock that may be received upon exercise of the option is subject to further adjustment. The options expire at different times through the year 2005. No new options were granted in 1996.
In July 1996, the Company entered into a stock option agreement with its current President and CEO. Under the agreement, the Company granted an option to purchase in the aggregate such number of shares of $.01 par value common stock as shall represent 5 percent of the issued and outstanding shares of common stock at the time of exercise at a price of $.05 per share. The number of shares of common stock that may be received upon exercise of the option is subject to further adjustment. The option vests and is exercisable at the rate of one and a quarter percent of the issued and outstanding shares of common stock for each year of employment. The options expire ten years after the date of vesting. As of December 31, 1996, no shares had fully vested. The fair value of the stock options at grant is not material to the financial statements. Therefore, pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined, has not been provided.

13.  Employee Benefit Plan

In June 1988, the Company adopted a Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who meet certain eligibility requirements. As amended in 1995, the Plan leaves employer matching to the discretion of the Board of Directors. During 1995, contributions were not matched by the Company. In August 1996, the Company reinstated employer matching. During 1996 and 1994, the Company contributed approximately $4,100 and $22,500, respectively, to the Plan.

14.  Employment Agreements

(a) The Bank has an employment agreement with its President and Chief Executive Officer, expiring December 31, 1999, which provides for a base salary of $160,000 per year, performance award bonuses, stock options and potential changes in control.
(b) The Company has a deferred compensation agreement with a former President and Chief Executive Officer, to provide for the payment of $520,000 over a ten-year period to him or his estate commencing in 1994. The Company has purchased a life insurance policy to fund the deferred compensation obligation. At December 31, 1996, the cash surrender value of the life insurance policy was $369,000 with an accrued deferred compensation liability of $237,000. For the years ended December 31, 1996, 1995 and 1994, deferred compensation expense, including interest, was approximately $26,000, $28,000 and $24,000, respectively.

15.  Leases

The Bank leases certain land, building,
office space and equipment for use in its operations. The leases generally provide that the Bank pay taxes, insurance and maintenance expenses related to the leased property. Some of the leases contain renewal options, and rent payments change in accordance with changes in the Consumer Price Index. Rental expense relating to cancelable and noncancelable operating leases amounted to $178,000, $172,000 and $241,000 in 1996, 1995 and 1994, respectively.
As of December 31, 1996, future minimum
rental payments required under non-cancelable operating leases are as follows:

Year ending December 31,
     ($ in thousands)
1997            $153
1998             139
1999             125
2000              76
Thereafter       709
 Total        $1,202

16. Commitments, Contingencies, and Financial Instruments with Off-balance Sheet Risk

(a)  Off-balance Sheet Risk

    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs
	of its customers. These financial instruments include commitments to extend credit and letters of credit.
    Commitments to extend credit were $2,113,000 at December 31, 1996. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Since many of the commitments are expected to expire without being drawn on, the total commitment amounts do not necessarily represent future cash requirements or credit risk. Letters of credit totaled $13,000 at December 31, 1996. Letters of credit are commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are generally payable only if the customer fails to perform some specified contractual obligation. Letters of credit are generally unconditional and irrevocable, and are generally not expected to be drawn upon.
    For the above types of financial instruments, the Bank evaluates each customer's creditworthiness on a case-by-case basis, and collateral is obtained, if deemed necessary, based on the Bank's credit evaluation. In general, the Bank uses the same credit policies for these financial instruments as it does in making funded loans.

 (b)Legal Proceedings

The Company and the Bank are also involved in various legal proceedings which have arisen in the ordinary course of business. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, resulting from pending and threatened lawsuits will have a material effect on the financial condition or results of operations of the Company.

    (c)Required Reserve Balances
    The Bank is required to maintain certain average cash reserve balances as specified by the Federal Reserve Bank. The amount of the reserve balance at December 31, 1996 was approximately $200,000.


17.  CBC Bancorp, Inc. (Parent Company Only) Financial Information           The
condensed financial statements of the
Company are as follows:

		      Statement of Financial Condition Information December 31,
	1996      1995
($ in thousands)
Assets:
Cash on deposit with
Connecticut Bank of Commerce          $    1     $    1 Investment in
Connecticut
Bank of Commerce                       5,083      3,598
		  Total assets               $5,084     $3,599
Liabilities and stockholders' equity:
Accrued interest                      $  603     $  355
Dividend payable                         161      1,330
Debt                                   1,858      1,858
Accumulated stockholders' equity       2,462         56 Total liabilities and
stockholders' equity                  $5,084     $3,599

		      Statement of Operations Information

Year ended December 31,          1996       1995       1994 ($ in thousands)
Interest - net                  $ (249)    $ (199)    $ (284)
Operating expenses                   -          -       (862)
Income (loss) before taxes
and equity in undistributed
loss of subsidiaries              (249)      (199)     (1,146) Equity in loss of
subsidiaries    (939)    (1,399)     (2,743) Net loss                $(1,188)
$(1,598)    $(3,889)

			      Cash Flow Information

Year ended December 31,           1996      1995      1994 ($ in thousands)
Operating activities:
Net loss                        $(1,188)    $(1,598)  $(3,889)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Loss in investments                   -           -       852
Equity in loss of subsidiaries      939       1,399     2,743
Increase in other assets              -           -      (138)
Increase in accrued interest
payable                             249         199       292
Net cash used in operating
activities                            -           -      (140)
Investing activities:
Capital contribution to Bank          -        (576)    (7,849)
Proceeds from sale of investments     -           -      4,149
Net cash used in investing
activities                            -        (576)    (3,700)
Financing activities:
Proceeds from issuance of
preferred stock                       -         576        200
Proceeds from issuance of debt        -           -      3,638
Net cash provided by financing
activities                            -         576      3,838
Net decrease in cash                  -           -         (2)
Cash, beginning of year               1           1          3
Cash, end of year                $    1      $    1     $    1

Supplemental disclosures
of cash flow information:
Issuance of preferred stock
in exchange for
marketable securities           $2,420       $  281      $5,000
Dividends declared              $1,552       $  681      $  469
Stock dividends paid            $2,721       $  553      $    -
Issuance of preferred stock
in exchange for debt            $    -       $    -      $3,630
Issuance of senior notes
for accrued interest payable    $    -       $    -      $  140
Issuance of senior debt
in exchange for marketable
securities                      $    -       $  400      $    -



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





ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	  ACCOUNTING AND FINANCIAL DISCLOSURES

None


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements:

See Exhibit 8

Financial Statement Schedules:

Financial statement schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

Listing of Exhibits:

See Exhibit Index on page E-1.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1996 or thereafter through the date of this Form 10-K.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Woodbridge, Connecticut, on the 21st day of March, 1997.


					CBC BANCORP, INC. (Registrant)


					By: /s/ DENNIS POLLACK Dennis Pollack
					President and Chief
					Executive Officer
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March, 1997.
Signature                Title
/s/ RANDOLPH W. LENZ
Randolph W. Lenz              Chairman of the Board

/s/ JACK WM. DUNLAP
Jack Wm. Dunlap               Director

/s/ MARCIAL CUEVAS
Marcial Cuevas                Director

/s/ STEVEN LEVINE
Steven Levine                 Director

/s/ DENNIS POLLACK
Dennis Pollack                Director, President and Chief
			      Executive Officer
			      of CBC Bancorp, Inc. and Connecticut Bank of
			      Commerce

/s/ BARBARA H. VAN BERGEN
Barbara H. Van Bergen         Senior Vice President and
			      Chief Financial Officer
			      of CBC Bancorp, Inc. and Connecticut Bank of
			      Commerce
			     (Principal financial officer)

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

     3(a)(4) Amendment to Article First of the Certificate of Incorporation of the Company (Filed as
	      Exhibit 3(a)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
3(a)(5) Amendment to Article First of the Certificate of Incorporation of the Company (Filed as Exhibit 3(a)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3(a)(6) Amendment to Article First of the Certificate of Incorporation of the Company (Filed as Exhibit 3(a)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3(a)(7) Amendment to Article First of the Certificate of Incorporation of the Company (Filed as Exhibit 3(a)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3(b) By-laws of the Company (Filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

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

4(d)          Form of Mandatory Convertible Subordinated
	      Capital Note, due July 1, 1997 (Filed as Exhibit 4(d) to the Company's Registration Statement on Form S-2, Registration No. 33 55201, filed August 19, 1994 and incorporated herein by reference).

4(e)          Form of Series I Preferred Stock Certificate
	      (Filed as Exhibit 4(e) to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

4(f)          Form of Series II Preferred Stock Certificate
	      (Filed as Exhibit 4(g} to the Company's Registration Statement on Form S-2, Registration No. 33-55201, filed August 19, 1994 and incorporated herein by reference).

	      4(g) Form of Series III Preferred Stock
	      Certificate (Filed as Exhibit 4(g) to the Company's Registration Statement on Form 10K, for the fiscal year ended December 31, 1994 and incorporated herein by reference).

9 Voting Trust Agreement (Filed as Exhibit 9 to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10(a)         Incentive Stock Option Plan (Filed as Exhibit
	      10 to the Company's Annual Report on form 10K for the fiscal year ended December 31, 1987 and incorporated herein by reference).

10(b) Employment Agreement, by and between the Bank and an executive officer of the Bank and the Company effective January 1, 1989 (Filed as Exhibit 10(b) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

10(c)         Deferred Compensation Agreement, by and
	      between the Bank and an executive officer of the Bank and the Company effective February 8, 1990 (Filed as Exhibit 10(c) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10(d) Amended Employment Agreement, by and between the Bank and an executive officer of the Bank and the Company effective October 30, 1992 (Filed as Exhibit 10(d) to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10(e) Consulting Agreement, by and between the Bank and a company affiliated with a director of the Company, dated as of December 1, 1992 (Filed as Exhibit 10(e) to the Company's Annual report of Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10(f) Employment Agreement, by and between the Bank and an executive officer of the Bank and Company, dated as of July 21, 1994 (filed as Exhibit 10(f) to the company's registration Statement of form S-2, Registration No. 3355201, dated August 19, 1994 and incorporated herein by reference).

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

10(m)         Agreement by and between the Company and EQ
	      Corporation, dated January 18, 1995, canceling the Option (Filed as Exhibit 10(m) to the company's Annual Report of Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10(n) Employment Agreement, by and between the Bank and an executive officer of the Bank and Company, dated as of July 23, 1996*

10(o)         Stock Option Agreement, by and Between the
	      Company and an executive officer of the Company and the Bank, dated as of July 23, 1996.*

11 Calculation of Earnings Per Share data for the fiscal years ended December 31, 1996, 1995 and 1994.*

22(a)         Subsidiaries for the Registrant (Filed as
	      Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

22(b)         Subsidiaries of the Registrant (Filed as
	      Exhibit 22(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

27            Financial Data Schedule*

*Filed herewith