Form 10-Q
period 1997-03-31
CBC BANCORP INC
filed 1997-05-14
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from	 to

Commission file number	0-15600

	CBC BANCORP, INC.
	(Exact name of registrant as specified in its charter)


	CONNECTICUT	06-1179862
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)


	612 Bedford Street, Stamford, CT	06901
	(Address or principal executive offices)	(Zip Code)


	(203) 708-8850
	(Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	Yes	[  ]	No	[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

	As of March 31, 1997 there were 1,961,761 shares of CBC Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.
CBC BANCORP, INC.



PART I.	FINANCIAL INFORMATION


	PAGE

Item 1.	Financial Statements


Unaudited Consolidated Balance Sheets	1
March 31, 1997 and December 31, 1996


Unaudited Consolidated Statements of Operations	2
Three Months Ended March 31, 1997 and March 31, 1996


Unaudited Consolidated Statements of Changes in Shareholders'	3
Equity --Three Months Ended  March 31, 1997 and March 31, 1996


Unaudited Consolidated Statements of Cash Flows	4
Three Months Ended March 31, 1997 and March 31, 1996


Notes to Consolidated Financial Statements	5


Item 2.	Management's Discussion and Analysis of	6
	Financial Condition and Results of Operations


PART II.	OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K	13


SIGNATURES	14

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                 March 31,       December 31,
(Dollars in 000's) (UNAUDITED)                     1997                 1996
ASSETS

LOANS (net of allowance for loan losses:
1997, $1,712; 1996, $1,602):                       $60,671      $57,741
INVESTMENT SECURITIES HELD FOR SALE                  6,482        6,429
FEDERAL FUNDS SOLD                                   4,827        6,328
TOTAL EARNING ASSETS                                71,980       70,498

CASH AND DUE FROM BANKS                              2,263        2,057
ACCRUED INTEREST RECEIVABLE                          1,011          727
PROPERTY AND EQUIPMENT - NET                           714          715
ASSETS HELD FOR LEASE                                6,250        6,250
PREPAID AND OTHER ASSETS                               489          478
OTHER REAL ESTATE OWNED                                599        1,304
TOTAL ASSETS                                       $83,306      $82,029

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand                                           $ 7,203      $ 8,732
  Savings and NOW                                   11,477       11,471
  Money market                                       2,341        2,298
  Time deposits under $100                          49,445       47,879
  Time deposits of $100 or more                      6,794        5,916
TOTAL DEPOSITS                                     $77,260  	$76,296
ACCRUED INTEREST PAYABLE                               850          772
DIVIDENDS PAYABLE                                      218          161
OTHER LIABILITIES                                      377          480
SENIOR NOTES                                           548          548
CAPITAL NOTES                                          220          220
MANDATORY CONVERTIBLE CAPITAL NOTES                  1,090        1,090
TOTAL LIABILITIES                                  $80,563      $79,567

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                                  $16,820      $16,380
  Common Stock                                          19           19
  Additional paid-in capital                         7,555        8,052
  Unrealized gain  (loss) on
  marketable equity securities                         564            4
  Accumulated deficit                              (22,215)     (21,993)
TOTAL SHAREHOLDERS' EQUITY                          $2,743       $2,462

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $83,306       $82,029

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Dollars in 000's except per share data) (UNAUDITED)
                                                        1997            1996
INTEREST INCOME:
Interest and fees on loans                              $1,433          $1,237
Interest and dividends on investments:
  US Treasury and Government agency securities              60              88
  Other securities                                           0               7
Interest on federal funds sold                              93              82
TOTAL INTEREST INCOME                                   $1,586          $1,414

INTEREST EXPENSE:
Interest on deposits:
  Savings and time deposits under $100                    $732            $734
  Time deposits of $100 or more                             85              75
Total Interest on Deposits                                 817             809
Interest on borrowed money:
  Long-term borrowings                                      20              48
  Other                                                     50              18
Total Interest on borrowed money                            70              66
TOTAL INTEREST EXPENSE                                     887             875
NET INTEREST INCOME                                        699             539
Provision for loan losses                                  105              40
NET INTEREST INCOME (LOSS) AFTER PROVISION
     FOR LOAN LOSSES                                      $594            $499
OTHER OPERATING INCOME:
Service fees on deposits                                  $100            $253
Net gain (loss) on sale of securities                       (8)             16
Lease asset income                                         130             175
Other                                                       41              34
TOTAL OTHER OPERATING INCOME                              $263            $478
OTHER OPERATING EXPENSES:
Salaries and employee benefits                            $481            $465
Occupancy                                                   89              91
Supplies and communications                                 43              37
Professional services                                       95              98
Furniture and equipment maintenance                         11              12
Depreciation and amortization                               55              41
FDIC insurance                                              53              52
Other insurance                                             20              25
Other real estate owned                                    120             101
Other                                                      112             109
TOTAL OTHER OPERATING EXPENSES                          $1,079          $1,031
INCOME (LOSS) BEFORE INCOME TAX AND
     EXTRAORDINARY ITEM                                   (222)            (54)
Income tax                                                 --               --
INCOME BEFORE EXTRAORDINARY ITEM                          (222)            (54)
Extraordinary item - Tax benefit from
net operating loss carryforward                             --              --
Net income (loss)                                        ($222)            ($54)
Less preferred stock dividends                            (497)            (342)
Loss applicable to common stock                          ($719)           ($396)

Net loss per common share                               ($ .37)           ($.20)
Weighted Average Common Shares (Primary)               1,961,761         1,961,761

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
($ and shares in 000's) (UNAUDITED)

                                                 Unrealized
                                                  Loss on    Retained
               Common Stock           Additional Marketable  Earnings
                Number of   Preferred  Paid-in  Equity      (Accum.
               Shares  Amount  Stock   Capital Securities   Deficit) Total
BALANCE,
DECEMBER 31,1996  1,962   $19     $16,380  $8,052    $4    ($21,993)  $2,462

Preferred dividends
accrued Series 1                              (60)                       (60)
Preferred dividends
accrued Series 2                             (113)                      (113)
Preferred dividends
accrued Series 3                             (324)                      (324)
Issuance of
 Preferred Stock                      440                                440
Change in unrealized
loss on  marketable
 equity securities                                    560                560
Net income (loss)                                               (222)   (222)
BALANCE,
 MARCH 31, 1997   1,962   $19     $16,820   $7,555    $564   ($22,215) $2,743

BALANCE,
DECEMBER 31, 1995 1,962   $19     $11,240   $9,604     ($2)  ($20,805)    $56

Preferred dividends
accrued Series 1                              (49)                        (49)
Preferred dividends
accrued Series 2                             (116)                       (116)
Preferred dividends
accrued Series 3                             (177)                       (177)
Change in unrealized
loss on marketable
equity securities                                       (1)               (1)
Issuance of
Preferred Stock                     1,080                               1,080
Net income (loss)                                                 (54)   (54)

BALANCE,
MARCH 31, 1996     1,962  $19     $12,320   $9,262      ($3) ($20,859)   $739

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended 	March 31,
($ IN 000's) (UNAUDITED)                              1997          1996
OPERATING ACTIVITIES:
Net Income (Loss)                                     ($222)      ($54)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
Provision for losses on loans                           105         40
Provision for losses on foreclosed real estate          105         61
Provision for depreciation and amortization              55         41
Increase (decrease) in deferred
loan fees and costs - net                                35         (6)
Amortization (accretion) of net investment
 security premiums (discounts)                            1         20
(Gain) loss on sale of securities                         8        (16)
(Gain) loss  on sale  other real estate owned            50        148
Decrease (increase) in accrued interest receivables    (284)       149
Decrease (increase) in prepaid and other assets         (11)        (8)
Increase (decrease) in accrued interest payable          78        (64)
Increase (decrease) in other liabilities               (103)      (128)
Net cash provided (used) by operating activities      $(183)      $183

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold         $1,501    ($4,140)
Proceeds from sales and maturities
 of investment securities                                498      2,297
Purchases of investment securities                         0       (300)
Decrease (increase) in loans                          (3,121)     3,621
Proceeds from sales of OREO                              613         --
Purchases of OREO/Cap Exp.                               (12)       (51)
Purchases of property and equipment                      (54)        --
Proceeds from sales of assets held for lease               0       1,000
Net cash provided by investing activities              $(575)     $2,427

FINANCING ACTIVITIES:
Net increase (decrease) in demand,
 savings and money market deposit accounts           ($1,480)    ($1,596)
Net decrease in time deposits                          2,444      (1,545)
Net cash used in financing activities                   $964     ($3,141)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         206        (531)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR           2,057       1,937
CASH AND DUE FROM BANKS AT END OF QUARTER             $2,263      $1,406
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money                887         812
  Income taxes                                            --          --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned             --          67
Transfer of Other Real Estate Owned to loans              --         221
Preferred stock dividend declared                        497         341
Unrealized gain (loss) on valuation
of instruments available for sale                        560          (1)
Issuance of preferred stock dividend                     440       1,080

CBC BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE A:	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of CBC Bancorp,Inc. (the "Company") and its subsidiary, Connecticut Bank of
Commerce (the "Bank"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing such financial statements,management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the revenues and expenses for the period. Actual results could differ significantly from those estimates.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1996.

NOTE B:	REGULATORY MATTERS

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner
(the "Banking Commissioner") before paying any cash dividends to the Company. Under the Bank's approved 1996 Capital Restoration Plan (the
"1996 Capital Plan"), which was approved by the FDIC and the Banking Commissioner on March 21, 1996, the Bank has until December 31, 1997 to achieve the 6 percent Tier 1 leverage capital ratio originally mandated by the 1991 Order. On September 27, 1996,the Company and the Bank entered into a subscription agreement with the majority shareholder to issue 170 shares of Preferred Series III stock in exchange for $1.7 million. In December 1996, the original subscription agreement was amended to increase the amount of capital infusion to $2.4 million in exchange for the issuance of an additional 69 shares of Preferred
Series III stock. The increased capitalization was directly attributed to the appreciation of the marketable equity securities originally contributed in September 1996. These transactions were entered into in furtherance of the 1996 Capital Plan. The FDIC has determined that, for regulatory accounting purposes, the additional $687,000 capital injection does not qualify as Tier 1 Capital and , as such, the Tier 1 Leverage Ratio at December 31, 1996 was 5.36%. Using generally accepted accounting principles, the additional $687,000 resuted in a leverage ratio of 6.20% and the Bank would have met the capital requirements of the 1991 Order. The $687,000 of additional capital will be recognized by the Bank as Tier 1 Capital for regulatory capital purposes upon liquidation of the marketable securities provided that the net proceeds equal $2.4 million. During the three months ended March 31, 1997, approximately 20% of the marketable equity securities were liquidated and $144,000 of the $687,000 was recognized as additional Tier 1 Capital for regulatory purposes. At March 31, 1997, the Tier 1 leverage ratio as calculated according to generally accepted accounting principles was 5.89% and for regulatory accounting purposes was 5.24%. The
FDIC completed an examination of the Bank as of December 31, 1996.
For purposes of prompt corrective action, the Bank was classified as adequately capitalized.

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

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors voted to pay stock dividends in the amount of 32 shares of Series III Preferred Stock with a stated value of $320,000 to the shareholders as satisfaction of the same amount of dividends payable to them as of March 31, 1997. In addition, the majority shareholder accepted a stock dividend in the amount of 12 shares of Preferred Series III Stock with a stated value of $120,000 as satisfaction of the same amount of Series II
Preferred Stock dividends payable to him as of  March 31, 1997.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

CBC BANCORP, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF INCOME	March 31,
Three Monthes Ended march 31,                     1997          1996
($ In thousands, except per share data)
Net interest income                                 699           539
Provision for loan losses                           105            40
Net interest income after
provision for loan losses                           594           499
Investment securities gains (losses)                 (8)           16
Other non-interest income                           271           462
Other real estate owned expense                     120           101
Other non-interest expense                          959           930
NET INCOME (LOSS)                                  (222)          (54)

Common Per share data
Book value                                        (7.17)        (5.90)
Net income and Preferred Stock Dividends           (.37)         (.20)
Cash dividends                                       --            --

Financial Ratios (Percentage)
Yield on interest-bearing assets                    9.15          8.59
Cost of funds                                       4.99          4.94
Interest rate spread                                4.16          3.65
Net interest margin                                 4.03          3.27
Return on average assets(annualized)                 --            --
Return on average equity(annualized)                 --            --
Average equity to average assets                    3.10           .49

At end of quarter:(Percentage)
  Loans to deposits                                78.52         69.60
  Nonperforming loans to total loans                5.50          8.39
  Nonperforming assets to total loans and OREO      6.59         12.89
  Allowance for loan losses to nonperforming loans 49.78         40.25
Capital ratios of bank subsidiary: GAAP
  Total risk-based                                  8.84          7.36
  Tier 1 risk-based                                 7.57          6.09
  Tier 1 leverage                                   5.89          4.44

At  end of period March 31,                       1997            1996
Total assets                                      83,306          80,019
Net loans                                         60,671          52,834
Allowance for loan losses                         (1,721)         (1,849)
Securities                                         6,482           5,580
Deposits                                          77,260          75,904
Stockholders' equity                               2,743             739
Outstanding shares                                1,961,761       1,961,761

RESULTS OF OPERATIONS

The Company's net loss for the three months ending March 31, 1997 was $222,000 or $.37 per share of common stock , as compared to a net loss of $54,000 for the three months ending March 31, 1996 or $.20 per share. The net loss in 1996 was reduced by a $112,000 recovery of prior period service charges. This nonrecurring income combined with an increased loan loss provision of $65,000 , resulted in the unfavorable variance for the period.

Total interest income for the three months ended March 31, 1997 increased $172,000 or 12% from the three month period ended March 31, 1996. The increase can be attributed to a 12% increase in average loans outstanding combined with a 56 bp increase in the yield on average earning assets for the period.

Total interest expense on interest-bearing liabilities for the three months ended March 31, 1997 increased by approximately 1% or $12,000 from the three month period ended March 31, 1996. Both average interest-bearing liabilities and the average interest rates paid increased slightly.

Non-interest expense increased by $48,000 or 4.6% for the three months ended March 31, 1997 compared to the same period in 1996. The increase of non-interest expense can be attributed to the rescheduling of accruals in line with the restructure of management. The most significant increase can be attributed to provisions taken on Other Real Estate Owned .
Salary and benefits increased slightly by 3.4%. Management is continuing its focus on overall cost containment measures.

The year-to-date provision for loan losses was $105,000 for 1997 and $40,000 for 1996. The increase in the provision from period to period is primarily the result of increased loan volume and revised reserve methodology.



FINANCIAL CONDITION

Gross loans increased by $3,144,000 or 5.29% in the aggregate for the three months ended March 31, 1997. The level of nonperforming assets continued to trend downward, decreasing by $1,129,000 or 22% reflecting management's continued focus on improving the overall asset quality of the portfolio, while growing the bank. Investment securities remained level. Federal funds sold decreased by $1,501,000 as these assets were used to fund loan growth.

Deposits increased by  $964,000 or  1.26%  for the three months
ended March  31, 1997. This is  attributed to   management's efforts
to grow the Bank.

In the three months ended March 31, 1997, the Bank disbursed funds of $6.4 million of new financial leasing-related transactions and had paydowns of $5.9 million from funds previously deployed. Under the financial lease program, the Bank provides short term financial leases which are subsequently placed with permanent lenders, and purchases interests in pools of financial lease receivable.
The Bank also acquires equipment for creditworthy lessees under fully amortizing financial leases. The majority of transactions are short term in nature.

During 1996, the Bank established a receivable purchase program. Under this program, the Bank satisfies the working capital needs of selected corporations, including Fortune 500 and 1,000 companies as well as privately-held concerns, through the acquisition of said companies accounts and contract receivables. The Bank purchases receivables from companies which provide goods or services located across the US. The obligors are typically large to mid-size corporations as well as the US Government, state and local municipalities. In the three months ended March 31, 1997, the Bank purchased approximately $4 million of such receivables.


CAPITAL ADEQUACY

The following table summarizes the minimum capital requirements and capital positions of the Bank at March 31, 1997 and December 31, 1996:
($ in thousands)                        March 31, 1997                  December 31, 1996

                                     Minimum      Actual            Minimum         Actual
                                     Capital      Capital           Capital         Capital
                                     Required Under RAP Under GAAP  Required  Under RAP Under GAAP
Regulatory Capital Requirements
Total risk based capital percentage     8.00%   8.06%   8.84%       8.00%     8.30%     9.31%
Total risk based capital                5,154   5,193   5,743       4,999     5,183     5,879

Tier 1 risk based capital percentage    4.00%   6.79%   7.57%       4.00%     7.03%     8.04%
Tier 1 risk based capital               2,577   4,377   4,920       2,499     4,392     5,079

Leverage (per order) percentage         6.00%   5.24%   5.89%       6.00%     5.36%     6.20%
Leverage (per order)                    5,015   4,377   4,920       4,914     4,392     5,079


The regulatory capital requirements are being presented under two scenarios:
(1)RAP which excludes the additional capital infusion made at 12/31/96; and
(2) GAAP which includes the capital infusion and represents the application of generally accepted accounting principals. See "Note B: Regulatory Matters" for further explanations.

LOANS
($ in thousands)                           March 31, 1997  December 31, 1996
                                                   % of               % of
                                           Amount  Total     Amount  Total
Commercial collateralized by real estate   $24,737   40%     $25,058   42%
Commercial other                            11,449   18%      11,108   19%
Residential real estate mortgage            14,072   22%      13,690   23%
Lease financing                              6,699   11%       4,877    8%
 Accounts Receivable Purchases               3,934    6%       3,199    5%
Consumer                                     1,680    3%       1,494    3%
Total loans - gross                        $62,571  100%     $59,427  100%

Unearned income                               ($72)              ($8)
Deferred loan fees                            (116)              (76)
Allowance for loan losses                   (1,712)           (1,602)
Total Loans - net                          $60,671           $57,741
Average outstanding loans - net            $59,876           $54,230

NONPERFORMING ASSETS
($ in thousands)                                March 31,       December 31,
                                                    1997             1996
Loans past due 90 days or more:
  Non-accrual                                   $2,976            $2,825
  Accrual                                          463             1,038
Total loans past due 90 days or more             3,439             3,863
Other real estate owned ("OREO"):
  Foreclosed properties                            867             1,517
  OREO allowance                                  (268)             (213)
Total OREO (net)                                   599             1,304
TOTAL NONPERFORMING ASSETS                      $4,038            $5,167

Nonperforming assets to total
loans (net) and OREO (net)                        6.59%             8.75%
Allowance for loan losses to total
loans past due 90 days or more                   49.78%            41.47%
As a percentage of total loans:
  Loans past due 90 days or more                  5.50%             6.50%
  Allowance for loan losses                       2.74%             2.70%

Non-accrual loans consisted of the following:
($ in thousands)                     March 31,       December 31,
                                        1997            1996
Non-accrual loans:
  Real estate loans                     $2,290          $3,557
  Commercial other                         686           2,826
TOTAL NON-ACCRUAL LOANS                 $2,976          $6,383

OREO consisted of the following:
($ in thousands)                        March 31,       December 31,
                                         1997             1996
1 - 4 family residential properties         $64             $386
Commercial real estate                      260              575
Construction & Land Development             275              343
TOTAL OREO                                 $599           $1,304

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

The Company's ability to reduce nonperforming assets is dependent on conditions in the real estate market and the general economy.

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

The changes in the allowance for loan losses were as follows:
Three months ended March 31,            1997         1996
($ in thousands)
Beginning balance                       $1,602      $2,070

Loans charged off                           (7)       (297)
Recoveries                                  12          36
Net loan recoveries (charge-offs)            5        (261)
Provision for loan losses                  105          40

Ending balance                          $1,712      $1,849

Net loan charge-offs to
average loans outstanding                 0.00%       3.43%

While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

Management reviews the non-accrual loan portfolio, restructured loans and loans past due 90 days and accruing to determine if there is loan impairment. At March 31, 1997 the Bank's impaired loans amounted to $2,976,000. The Bank has allocated $527,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of March 31, 1997 and December 31, 1996.

At March 31, 1997               Amortized   Gross Unrealized    Estimated
($ in thousands)                Cost        Gains   Losses      Market Value
US Treasury Securities             $4,004     --      ($3)         $4,001
Marketable Equity Securities        1,914     567      --           2,481
TOTAL INVESTMENT SECURITIES        $5,918    $567     ($3)         $6,482

At December 31, 1996            Amortized   Gross Unrealized    Estimated
($ in thousands)                Cost        Gains   Losses      Market Value
US Treasury Notes               $4,005         $4      --          $4,009
Marketable Equity Securities     2,420         --      --           2,420
TOTAL INVESTMENT SECURITIES     $6,425         $4      --          $6,429

NET INTEREST INCOME

The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

Three  months ended March 31,		1997			1996
                                Average Average        Average Average
 $ in thousands)                Balance Interest Rate  Balance Interest  Rate
Assets:
  Loans                         $59,876  1,433   9.71%   $53,185 $1,237  9.35%
  Securities                      4,012     60   6.07%     6,736     95  5.67%
  Federal Funds Sold              6,401     93   5.89%     6,306     82  5.23%
Total Earning Assets             70,289  1,586   9.15%    66,227  1,414  8.59%
Cash and due from banks           1,697                    1,983
Other assets                     11,516                   12,922
Total Assets                    $83,502                  $81,132

Liabilities &
Stockholder's equity:
Interest-bearing deposits:
  Time certificates              56,934    757   5.39%   $54,010  $744 	5.54%
  Savings deposits               12,919     60   1.89%    15,117    65 	1.73%
Total interest-bearing deposits  69,853    817   4.74%    69,127   809  4.70%
Other borrowings                  2,100     70  13.52%     2,130    66 12.46%
Total interest-bearing
liabilities                      71,953    887   4.99%    71,257   875  4.94%
Demand deposits                   7,613                    7,774
Other liabilities                 1,334                    1,704
Stockholders' equity              2,602                      397
Total liabilities and
stockholders' equity            $83,502                  $81,132
Net interest income/rate spread           $699   4.16%            $539   3.65%
Net interest margin                              4.03%                   3.27%

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

                        Change from March 31, 1996
                        to March 31, 1997 attributable to:
($ in thousands)                      Volume  Rate    Total
Interest income:
Loans                                   151      45       196
Investment securities                   (42)      7       (35)
Short-term investments                    1      10        11
Total interest income                   110      62       172

Interest expense:
Deposits:
  Time certificates                      26     (13)       13
  Savings deposits                      (14)      9        (5)
Total interest expense on deposits       12      (4)        8
Other interest-bearing liabilities       (1)      5         4
Total interest expense                   11       1        12
NET INTEREST INCOME                      99      61       160

COMMITMENTS AND CONTINGENCIES

The Company and the Bank in the ordinary course of business are party to financial instruments with off-balance sheet risk as well as being party to various legal proceedings. These items are described more fully in Note 16 of the Company's Consolidated Financial Statements which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.125 ("SFAS" No. 125) "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfer of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities.
This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management does not feel this statement will have a material impact on the Company's financial statements.

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS No.128") "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS)and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 with restatement of all prior-period
EPS data presented. This statement will not have a material effect on the Company's financial statement presentation as losses have been incurred for all years currently presented.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Report on Form 8-K

(a)	Exhibit 27:  Financial Data Schedule

(b)	None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

	CBC BANCORP, INC.
	(Registrant)


Date:	May 14, 1997
	Dennis Pollack
	President and Chief Executive Officer



	Barbara Van Bergen
	Chief Financial Officer

EXHIBIT 27 FINANCIAL DATA SCHEDULE