Form 10-Q
period 1997-06-30
CBC BANCORP INC
filed 1997-08-14
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  June 30, 1997

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

As of June 30, 1997 there were 1,961,761 shares of CBC Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.

CBC BANCORP, INC.

PART I. FINANCIAL INFORMATION


	PAGE

Item 1. Financial Statements


Unaudited Consolidated Balance Sheets   1
June 30, 1997 and December 31, 1996


Unaudited Consolidated Statements of Operations 2
Three Months and Six Months Ended June 30, 1997 and June 30, 1996


Unaudited Consolidated Statements of Changes in Shareholders'   3
Equity --Six Months Ended  June 30, 1997 and June 30, 1996


Unaudited Consolidated Statements of Cash Flows 4
Six Months Ended June 30, 1997 and June 30, 1996


Notes to Consolidated Financial Statements      5


Item 2. Management's Discussion and Analysis of 6
	Financial Condition and Results of Operations


PART II.        OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K        13


SIGNATURES      14



CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
			June 30,        December 31,
(Dollars in 000's) (UNAUDITED)                  1997         1996
ASSETS

LOANS (net of allowance for loan losses:
  1997, $1,853; 1996, $1,602):
						$64,654      $57,741
INVESTMENT SECURITIES HELD FOR SALE               4,013        6,429
FEDERAL FUNDS SOLD                               10,478        6,328
TOTAL EARNING ASSETS                             79,145       70,498

CASH AND DUE FROM BANKS                           1,984        2,057
ACCRUED INTEREST RECEIVABLE                       1,090          727
PROPERTY AND EQUIPMENT - NET                        711          715
ASSETS HELD FOR LEASE                             6,250        6,250
PREPAID AND OTHER ASSETS                            506          478
OTHER REAL ESTATE OWNED                             453        1,304
TOTAL ASSETS                                    $90,139      $82,029

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand                                        $ 8,612      $ 8,732
  Savings and NOW                                 9,755       11,471
  Money market                                    2,699        2,298
  Time deposits under $100                       54,814       47,879
  Time deposits of $100 or more                   7,630        5,916
TOTAL DEPOSITS                                  $83,510      $76,296
ACCRUED INTEREST PAYABLE                            938          772
DIVIDENDS PAYABLE                                   301          161
OTHER LIABILITIES                                   436          480
SENIOR NOTES                                        548          548
CAPITAL NOTES                                       220          220
MANDATORY CONVERTIBLE CAPITAL NOTES               1,090        1,090
TOTAL LIABILITIES                               $87,043      $79,567

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                               $17,260      $16,380
  Common Stock                                       19           19
  Additional paid-in capital                      7,032        8,052
  Unrealized gain  (loss) on
  marketable equity securities                       10            4
  Accumulated deficit                           (21,225)     (21,993)
TOTAL SHAREHOLDERS' EQUITY                       $3,096       $2,462

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $90,139      $82,029

The accompanying notes are an integral part of these consolidated financial statements.


CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
					Three Months Ended      Six Months Ended
(UNAUDITED)                                     June 30                 June 30,
(Dollars in 000's except per share data)        1997    1996            1997    1996
INTEREST INCOME:
Interest and Fees on Loans                      $1,648    $1,210       $3,081  $2,448

Interest and dividends on investments:
  US Treasury and Government agency securities      60        76          120     163
  Other securities                                   0         9            0      15
Interest on Fed Funds Sold                          97        90          190     172
TOTAL INTEREST INCOME                           $1,805    $1,385       $3,391  $2,798

INTEREST EXPENSE
Interest on deposits:
  Savings and Time Deposits under $100            $768      $684       $1,500  $1,418
 Time Deposits of $100 or more                      97        74          182     149
Total Interest on deposits                         865       758       $1,682   1,567
Interest on borrowed money:
  Long-term borrowings                              14        58           37     117
  Other                                             68         7          115      13
Total Interest on borrowed money                    82        65          152     130
TOTAL INTEREST EXPENSE                             947       823        1,834   1,697
NET INTEREST INCOME                                858       562        1,557   1,101
Provision for loan losses                          235        60          340     100
NET INTEREST INCOME (LOSS)
AFTER  PROVISION FOR LOAN LOSSES                  $623      $502       $1,217  $1,001
OTHER OPERATING INCOME
Service fees on deposits                          $102      $264          202    $518
Net gain (loss) on sale of securities            1,141        (6)       1,134      10
Income from assets held for lease                  141       157          270     331
Other                                               37        37           77      71
TOTAL OTHER OPERATING INCOME                    $1,421      $452       $1,683    $930
OTHER OPERATING EXPENSE
Salaries and employee benefits                    $463      $473         $941    $938
Occupancy                                           81        99          170     177
Professional services                              103       106          200     204
FDIC insurance                                      53        52          105     104
Other insurance                                     17        23           37      48
Supplies and communications                         43        37           87      74
Depreciation and amortization                       63        25          118      79
Furniture and equipment maintenance                 12        12           24      24
Other real estate owned                            100        94          220     195
Other                                              118        85          230     194
TOTAL OTHER OPERATING EXPENSES                  $1,053    $1,006       $2,132  $2,037
INCOME(LOSS) BEFORE INCOME TAX
AND EXTRAORDINARY ITEMS                            991       (52)         768    (106)
Income tax                                          --        --           --      --
INCOME BEFORE EXTRAORDINARY  ITEM                  991       (52)         768    (106)
Extraordinary item - Tax benefit from
net operating loss carryforward                     --        --           --     --
NET INCOME (LOSS)                                 $991     ($ 52)        $768   ($106)
  Less preferred stock dividends                  (523)     (369)      (1,020)   (712)
Net Income (loss) applicable to common stock      $468     ($421)       ($252)  ($818)

Net Income (loss) per share (primary)             $.24     ($.22)       ($.13)  ($.42)
Weighted Average Common Shares (primary)       1,961,761  1,961,761   1,961,761 1,961,761

The accompanying notes are an integral part of these consolidated financial statements

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
($ and shares in 000's) (UNAUDITED)

								       Unrealized
								       Gain(loss)on Retained
				Common Stock               Additional  Marketable   Earnings
				Number of         Preferred  Paid-in   Equity       (Accum.
				Shares  Amount     Stock     Capital   Securities   Deficit)   Total
BALANCE, DECEMBER 31, 1996      1,962   $19     $16,380         $8,052   $4         ($21,993)     $2,462

Preferred dividends
accrued Series 1                                                  (121)                             (121)
Preferred dividends
accrued Series 2                                                  (229)                             (229)
Preferred dividends
accrued Series 3                                                  (670)                             (670)
Issuance of Preferred Stock                         880                                              880
Change in unrealized gain on
marketable equity securities                                              6                            6
Net income (loss)                                                                        768         768

BALANCE, JUNE 30, 1997          1,962   $19     $17,260         $7,032  $10         ($21,225)     $3,096

BALANCE, DECEMBER 31, 1995      1,962   $19     $11,240         $9,604  ($2)        ($20,805)        $56

Preferred dividends
accrued Series 1                                                   (97)                              (97)
Preferred dividends
accrued Series 2                                                  (229)                             (229)
Preferred dividends
accrued Series 3                                                  (386)                             (386)
Change in unrealized loss on
marketable equity securities                                             (2)                                (2)
Issuance of Preferred Stock                       1,380                                            1,380
Net income (loss)                                                                      (106)        (106)

BALANCE, JUNE 30, 1996          1,962   $19     $12,620         $8,892  ($4)       ($20,911)        $616

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
						Six Months Ended
						June 30,
($ IN 000's) (UNAUDITED)                                1997     1996
OPERATING ACTIVITIES:
Net Income (Loss)                                       $768     ($106)
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
Provision for losses on loans                           340       100
Provision for losses on foreclosed real estate          180       115
Provision for depreciation and amortization             118        41
Increase (decrease) in deferred
loan fees and costs - net                               128        (6)
Amortization (accretion) of net investment
security premiums (discounts)                             2        20
(Gain) loss on sale of securities                    (1,134)      (16)
(Gain) loss  on sale  other real estate owned           (52)      148
Decrease (increase) in accrued interest receivables    (363)      149
Decrease (increase) in prepaid and other assets         (28)       (8)
Increase (decrease) in accrued interest payable         166       (64)
Increase (decrease) in other liabilities                (44)     (128)
Net cash provided (used) by operating activities        $81      $183

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold       ($4,150)     ($4,140)
Proceeds from sales and maturities
of investment securities                              3,554        2,297
Purchases of investment securities                       --         (300)
Decrease (increase) in loans                         (7,334)       3,621
Proceeds from sales of OREO                             683           --
Purchases of OREO/Cap Exp.                              (12)         (51)
Purchases of property and equipment                    (109)          --
Proceeds from sales of assets held for lease             --         1,000
Net cash provided by investing activities           ($7,368)       $2,427

FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings
and money market deposit accounts                   ($1,436)       ($1,596)
Net increase (decrease) in  time deposits             8,648         (1,545)
Net cash, used in financing activities               $7,214        ($3,141)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (73)          (531)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR          2,057          1,937
CASH AND DUE FROM BANKS AT END OF QUARTER            $1,984         $1,406
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money             1,669            812
  Income taxes                                           --             --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned            --             67
Transfer of Other Real Estate Owned to loans             --            221
Preferred stock dividend declared                     1,020            341
Unrealized gain (loss) on valuation
of instruments available for sale                         6             (1)
Issuance of preferred stock dividend                    880          1,080



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

NOTE B: REGULATORY MATTERS

Under the terms of the July 1991 Cease and Desist Order (the "1991 Order"), the Bank must obtain the prior approval of the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner (the "Banking Commissioner") before paying any cash dividends to the Company. Under the Bank's approved 1996 Capital Restoration Plan (the "1996 Capital Plan"), which was approved by the FDIC and the Banking Commissioner on March 21, 1996, the Bank has until December 31, 1997 to achieve the
6 percent Tier 1 leverage capital ratio originally mandated by the 1991 Order. On September 27, 1996, the Company and the Bank entered into a subscription agreement with the majority shareholder to issue 170 shares of Preferred Series III stock in exchange for $1.7 million. In December 1996, the original subscription agreement was amended to increase the amount of capital infusion to $2.4 million in exchange for the issuance of an additional 69 shares of Preferred
Series III stock. The increased capitalization was directly attributed to the appreciation of the marketable equity securities originally contributed in September 1996. These transactions were entered into in furtherance of the 1996 Capital Plan. The FDIC has determined that, for regulatory accounting purposes, the additional $687,000 capital injection does not qualify as Tier 1 Capital and , as such, the Tier 1 Leverage Ratio at December 31, 1996 was 5.36%. Using generally accepted accounting principles, the additional $687,000 resulted in a Leverage Ratio of 6.20% and the Bank would have met the capital requirements of the 1991 Order. The FDIC completed an examination of the Bank as of December 31, 1996. For purposes of prompt corrective action, the Bank was classified as "adequately" capitalized.
The marketable securities were liquidated during the first six months of 1997 and resulted in additional Tier 1 Capital for regulatory capital purposes of $1,821,000. The Bank's Tier 1 Leverage Ratio at June 30, 1997 under regulatory and generally accepted accounting principles was 6.87%.
The Board of Directors and Management believe that the Bank is in compliance with the terms of the 1991 Order.

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

NOTE C: PREFERRED STOCK DIVIDEND.

In accordance with the dividend payment provisions of the Series III Preferred Stock offering, the Board of Directors voted to pay stock dividends in the amount of 34 shares of Series III Preferred Stock with a stated value of $340,000 to the shareholders as satisfaction of the same amount of dividends payable to them as of June 30, 1997. In addition, the majority shareholder accepted a stock dividend in the amount of 10 shares of Preferred Series III Stock with a stated value of $100,000 as satisfaction of the same amount of Series II Preferred
Stock dividends payable to him as of  June 30, 1997.

NOTE D:   CAPITAL NOTE CONVERSION

The Company's Floating Rate, Mandatory Convertible Capital Notes due July 1, 1997 having a principal amount of $1,090,000 and $421,590 of accrued and unpaid interest as of June 30, 1997, have matured.
The terms of the Capital Notes call for an exchange of principal and interest not paid for either common stock or preferred stock of the Company. The Company's common stock is not currently trading and as such the Board of Directors has chosen to issue Preferred Series III stock on a dollar for dollar exchange basis. In connection with this decision, a fairness letter has been obtained. It is anticipated that the conversion will be completed by August 31, 1997, with interest accrued through that date.

NOTE E:  CALCULATION OF EARNINGS PER SHARE

The earnings per share calculation as of June 30, 1997 was prepared in accordance with the provisions of APB Opinion 15. The weighted average shares outstanding for all periods disclosed did not include common stock equivalents due to the fact that the Company's common stock has not publicly traded since June 22, 1995. The amount of shares to be issued upon the conversion of common stock equivalents is determined based on the market value of the common stock, and as such could not be calculated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL HIGHLIGHTS

CBC BANCORP, INC. AND SUBSIDIARY                 Six Months Ended
CONDENSED STATEMENTS OF INCOME                          June 30,
($ In thousands, except per share data)              1997     1996
Net interest income                                     1,557   1,101
Provision for loan losses                                 340     100
Net interest income after provision for loan losses     1,217   1,001
Investment securities gains (losses)                    1,134      10
Other non-interest income                                 549     920
Other real estate owned expense                           220     195
Other non-interest expense                              1,912   1,842
NET INCOME (LOSS)                                         768    (106)

Common Per share data
Book value                                              (7.22)  (7.09)
Net income and Preferred Stock Dividends                 (.13)   (.42)
Cash dividends                                             --      --

Financial Ratios
Yield on interest-bearing assets (%)                     9.26    8.35
Cost of funds                                            5.05    4.90
Interest rate spread                                     4.21    3.45
Net interest margin                                      4.31    3.29
Return on average assets(annualized)                      .02     --
Return on average equity(annualized)                      .55     --
Average equity to average assets                         3.25     .42

At end of quarter:
  Loans to deposits                                     77.42   75.88
  Nonperforming loans to total loans                     5.53    9.51
  Nonperforming assets to total loans and OREO           6.16   12.83
  Allowance for loan losses to nonperforming loans      52.08   42.32
Capital ratios of bank subsidiary:
  Total risk-based                                      10.01    7.51
  Tier 1 risk-based                                      8.74    6.23
  Tier 1 leverage                                        6.87    4.61

At  end of period June 30,                               1997    1996
Total assets                                             90,139   76,379
Net loans                                                64,654   52,657
Allowance for loan losses                                (1,853)  (2,209)
Securities                                                4,013    5,552
Deposits                                                 83,510   72,298
Stockholders' equity                                      3,096      616
Outstanding shares                                       1,961,761 1,961,761


RESULTS OF OPERATIONS

The Company's net income for six months ending June 30, 1997 was $768,000, as compared to a net loss of $106,000 for the six months ending
June 30, 1996. The largest contributing factor to net income was a $1,134,000 gain recognized on the sale of marketable equity securities.
In addition, net interest income for the first six months of 1997 was $456,000 more than the same period in 1996. These factors were tempered by an increase in interest expense of $137,000 and a decrease in other income excluding security sales of $370,000 for the six months ending 1997 as compared to the same period in 1996. In 1996, the bank generated other income of $266,000 from nonrecurring service charges. The year to date loan provision in 1997 was $240,000 more than 1996 due primarily to a larger loan portfolio and management's revised reserve methodology.

Total interest income for the six months ended June 30 1997 increased $593,000 or 21% from the six month period ended June 30, 1996.
The increase can be attributed to a 15% increase in average loans outstanding combined with a 89 bp increase in the yield on loans for the period. The interest income earned on investment securities and federal funds sold was $40,000 less than the same period in 1996 due to a reallocation of the bank's funds to support loan growth.

Total interest expense on interest-bearing liabilities for the six months ended June 30, 1997 increased by approximately 8% or $137,000 from the six month period ended June 30, 1996. The majority of the increase was due to an increase in average time deposits outstanding of 10%.
The rates paid on time deposits decreased slightly, however the rates paid on other borrowings and savings deposits increased by 79bp and 9bp, respectively.

Non-interest expense increased by $95,000 or 4.7% for the six months ended June 30, 1997 compared to the same period in 1996.
The increase of non-interest expense was largely attributed to the consolidation of office space during the second quarter which resulted in the writeoff of approximately $39,000 of leasehold improvements through accelerated depreciation expense. The costs associated with Other Real Estate Owned were $25,000 more than the prior period due to additional provision taken. Other expenses were also higher due to costs of business development which were not incurred in the same period last year.

The company's net income for the second quarter of 1997 was $991,000 as compared to a net loss of $52,000 for the second quarter of 1996.
As described above, the increase in net income for the second quarter of 1997 as compared to the second quarter of 1996 is due almost entirely to the gain on sale of securities and increase in net interest income.

FINANCIAL CONDITION

Gross loans increased by $7,300,000 or 12.28% in the aggregate for the six months ended June 30, 1997. The level of nonperforming assets continued to trend downward, decreasing by $1,156,000 or 22% reflecting management's continued focus on improving the overall asset quality of the portfolio, while growing the bank. Investment securities decreased by $2,416,000 reflecting the sale of marketable equity securities. Federal funds sold increased by $4,150,000 in anticipation of liquidity needs in the next few months due to a branch closing and future loan growth.

Deposits increased by  $7,214,000 or  9.46%  for the six months ended
June 30, 1997.  This is  attributed to management's efforts to grow the Bank.

In the six months ended June 30, 1997, the Bank disbursed funds of $13.2 million in connection with new financial leasing-related transactions and had paydowns of $8 million from funds previously deployed.
Under the financial lease program, the Bank provides short term financial leases which are subsequently placed with permanent lenders, and purchases interests in pools of financial lease receivables. The Bank also acquires equipment for creditworthy lessees under fully amortizing financial leases.

During 1996, the Bank established a receivable purchase program.
Under this program, the Bank satisfies the working capital needs of selected corporations, including Fortune 500 and 1,000 companies as well as privately-held concerns, through the acquisition of said companies accounts and contract receivables. The Bank purchases receivables from companies which provide goods or services located across the US and Canada. The obligors are typically large to mid-size corporations as well as the US Government, state and local municipalities.
In the six months ended June 30, 1997, the Bank purchased approximately $4.4 million of such receivables and received payments of approximately $3 million.




CAPITAL ADEQUACY

The following table summarizes the minimum capital requirements and capital positions of the Bank at June 30, 1997 and December 31, 1996:
($ in thousands)                          June 30, 1997           December 31, 1996
				      Minimum  Actual   Actual  Minimum  Actual  Actual
				      Capital  Capital  Capital Capital  Capital  Capital
				     Required    RAP    GAAP   Required    RAP     GAAP
Regulatory Capital Requirements
Total risk based capital percentage     8.00%   10.01%  10.01%  8.00%   8.30%   9.31%
Total risk based capital                5,154   6,843   6,843   4,999   5,183   5,879
Tier 1 risk based capital percentage    4.00%   8.74%   8.74%   4.00%   7.03%   8.04%
Tier 1 risk based capital               2,577   5,976   5,976   2,499   4,392   5,079
Leverage (per order) percentage         6.00%   6.87%   6.87%   6.00%   5.36%   6.20%
Leverage (per order)                    5,015   5,976   5,976   4,914   4,392   5,079



The regulatory capital requirements are being presented under two scenarios:
(1)RAP which excludes the additional capital infusion made at 12/31/96; and
(2) GAAP which includes the capital infusion and represents the application of generally accepted accounting principals. As of June 30,1997 all marketable equity securities relating to the capital infusion had been liquidated and as such there were no longer any differences between RAP and GAAP calculations. See "Note B: Regulatory Matters" for further explanations.


LOANS
($ in thousands)                June 30, 1997   December 31, 1996
					% of            % of
				Amount  Total   Amount  Total
Commercial collateralized
by real estate                   $23,905  36%      $25,058  42%
Commercial other                  11,899  18%       11,108  19%
Residential real estate mortgage  14,399  21%       13,690  23%
Lease financing                   10,280  15%        4,877   8%
Accounts Receivable Purchases      4,450   7%        3,199   5%
Consumer                           1,794   3%        1,494   3%
Total loans - gross              $66,727 100%      $59,427 100%

Unearned income                      ($6)              ($8)
Deferred loan fees                  (214)              (76)
Allowance for loan losses         (1,853)           (1,602)
Total Loans - net                $64,654           $57,741
Average outstanding loans - net  $61,113           $54,230

NONPERFORMING ASSETS
($ in thousands)                           June 30,        December 31,
					     1997               1996
Loans past due 90 days or more:
  Non-accrual                                   $3,076          $2,825
  Accrual                                          482           1,038
Total loans past due 90 days or more             3,558           3,863
Other real estate owned ("OREO"):
  Foreclosed properties                            718           1,517
  OREO allowance                                  (265)           (213)
Total OREO (net)                                   453           1,304
TOTAL NONPERFORMING ASSETS                      $4,011          $5,167

Nonperforming assets to total
loans (net) and OREO (net)                       6.16%           8.75%
Allowance for loan losses to total
loans past due 90 days or more                  52.08%          41.47%
As a percentage of total loans:
  Loans past due 90 days or more                 5.33%           6.50%
  Allowance for loan losses                      2.78%           2.70%

Non-accrual loans consisted of the following:
($ in thousands)                   June 30,        December 31,
				     1997              1996
Non-accrual loans:
  Real estate loans                 $2,219              $2,121
  Commercial other                     857                 704
TOTAL NON-ACCRUAL LOANS             $3,076              $2,825

OREO consisted of the following:
($ in thousands)                   June 30,        December 31,
				      1997            1996
1-4 family residential properties     $60              $386
Commercial real estate                244               575
Construction & Land Development       209               343
TOTAL OREO                           $453            $1,304


The Company discontinues the accrual of interest income on commercial loans and leases whenever reasonable doubt exists as to ultimate collectability or when the loan is 90 days or more past due. When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. Consumer loans are not placed on nonaccrual status, they are included in loans
90 days or more past due and accruing. Principal and accrued interest are charged off when and if they become 180 days past due.

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

The changes in the allowance for loan losses were as follows:
Six months ended June 30,           1997    1996
($ in thousands)
Beginning balance                  $1,602  $2,070

Loans charged off                    (127)   (297)
Recoveries                             38      36
Net loan recoveries (charge-offs)     (89)   (261)
Provision for loan losses             340      40

Ending balance                     $1,853   $1,849

Net loan charge-offs to
average loans outstanding            0.15%    3.43%


While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

Management reviews the non-accrual loan portfolio, restructured loans and loans past due 90 days and accruing to determine if there is loan impairment. At June 30, 1997 the Bank's impaired loans amounted to $3,076,000. The Bank has allocated $540,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of June 30, 1997 and December 31,1996.

At June 30, 1997                Amortized       Gross Unrealized   Estimated
($ in thousands)                   Cost           Gains   Losses   Market Value
US Treasury Securities             $4,003         $10         --         $4,013
Marketable Equity Securities           --          --         --             --
TOTAL INVESTMENT SECURITIES        $4,003         $10         --         $4,013

At December 31, 1996            Amortized       Gross Unrealized   Estimated
($ in thousands)                    Cost          Gains   Losses   Market Value
US Treasury Notes                  $4,005          $4         --          $4,009
Marketable Equity Securities        2,420          --         --           2,420
TOTAL INVESTMENT SECURITIES        $6,425          $4         --          $6,429

NET INTEREST INCOME



The following table presents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:

<CAPTION

Six  months ended June 30,              1997                    1996
                                  Average          Average  Average           Average
($ in thousands)                  Balance Interest   Rate    Balance Interest Rate
Assets:
  Loans                          $62,760    $3,081    9.90%   $54,633    $2,448   9.01%
  Securities                       4,010       120    6.03%     6,144       178   5.83%
  Federal Funds Sold               7,067       190    5.42%     6,578       172   5.26%
Total Earning Assets              73,837     3,391    9.26%    67,355     2,798   8.35%
Cash and due from banks            1,757                        1,888
Other assets                       9,649                       10,354
Total Assets                     $85,243                      $79,597

Liabilities & Stockholder's equity:
Interest-bearing deposits:
  Time certificates               $58,202    1,563    5.42%   $52,810    $1,435   5.46%
  Savings deposits                 12,713      119    1.89%    14,721       132   1.80%
Total interest-bearing deposits    70,915    1,682    4.78%    67,531     1,567   4.66%
Other borrowings                    2,366      152   12.96%     2,147       130  12.17%
Total interest-bearing liabilities 73,281    1,834    5.05%    69,678     1,697   4.90%
Demand deposits                     7,798                       7,870
Other liabilities                   1,394                       1,713
Stockholders' equity                2,770                         336
Total liabilities and
stockholders' equity              $85,243                     $79,597

Net interest income/rate spread             $1,577    4.21%              $1,101   3.45%
Net interest margin                                   4.31%                       3.29%


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


                                 Change from June 30, 1996
                                to June 30, 1997 attributable to:
($ in thousands)                      Volume    Rate   Total
Interest income:
Loans                                   380        253     633
Investment securities                   (64)         6     (58)
Short-term investments                   13          5      18
Total interest income                   329        264     593

Interest expense:
Deposits:
  Time certificates                     141       (13)     128
  Savings deposits                      (21)        8      (13)
Total interest expense on deposits      120        (5)     115
Other interest-bearing liabilities       14         8       22
Total interest expense                  134         3      137
NET INTEREST INCOME                     195       261      456


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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.125 ("SFAS No. 125") "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. This statement provides implementation guidance for assessing isolation of transferred assets and for accounting for transfer of partial interest, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management does not feel this statement will have a material impact on the Company's financial statements.

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS No.128") "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 with restatement of all prior-period EPS data presented. This statement will not have a material effect on the Company's financial statement presentation as losses have been incurred for all years currently presented.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibit 27:  Financial Data Schedule

(b)     None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

	CBC BANCORP, INC.
	(Registrant)


Date:   August  14, 1997
	/s/ DENNIS POLLACK
	Dennis Pollack
	President and Chief Executive Officer


	/s/ BARBARA VAN BERGEN
	Barbara Van Bergen
	Chief Financial Officer



EXHIBIT 27 FINANCIAL DATA SCHEDULE