Form 10-Q
period 1997-09-30
CBC BANCORP INC
filed 1997-11-14
CIK 799026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
	As of September 30, 1997 there were 1,962,161 shares of CBC Bancorp, Inc. Common Stock, par value $.01 per share, outstanding.
CBC BANCORP, INC.



PART I. FINANCIAL INFORMATION


	PAGE

Item 1. Financial Statements


Unaudited Consolidated Balance Sheets   1
September 30, 1997 and December 31, 1996


Unaudited Consolidated Statements of Operations 2
Three Months and Nine Months Ended September 30, 1997 and September 30, 1996


Unaudited Consolidated Statements of Changes in Shareholders'   3
Equity --Nine Months Ended  September 30, 1997 and September 30, 1996


Unaudited Consolidated Statements of Cash Flows 4
Nine Months Ended September 30, 1997 and September 30, 1996


Notes to Consolidated Financial Statements      5


Item 2. Management's Discussion and Analysis of 7
	Financial Condition and Results of Operations


PART II.        OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K        15


SIGNATURES      16

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
							September 30,   December 31,
(Dollars in 000's) (UNAUDITED)                                  1997    1996
ASSETS
LOANS (net of allowance for loan
losses:  1997, $1,838; 1996, $1,602):                      $58,288    $57,741
INVESTMENT SECURITIES HELD FOR SALE                          4,014      6,429
FEDERAL FUNDS SOLD                                          13,054      6,328
TOTAL EARNING ASSETS                                        75,356     70,498

CASH AND DUE FROM BANKS                                      1,759      2,057
ACCRUED INTEREST RECEIVABLE                                    920        727
PROPERTY AND EQUIPMENT - NET                                   590        715
ASSETS HELD FOR LEASE                                        4,732      6,250
PREPAID AND OTHER ASSETS                                       886        478
OTHER REAL ESTATE OWNED                                        749      1,304
TOTAL ASSETS                                               $84,992    $82,029

LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Demand                                                   $ 7,605    $ 8,732
  Savings and NOW                                           10,631     11,471
  Money market                                               2,635      2,298
  Time deposits under $100                                  49,538     47,879
  Time deposits of $100 or more                              7,554      5,916
TOTAL DEPOSITS                                             $77,963    $76,296
ACCRUED INTEREST PAYABLE                                       537        772
DIVIDENDS PAYABLE                                              855        161
OTHER LIABILITIES                                              523        480
SENIOR NOTES                                                   548        548
CAPITAL NOTES                                                  220        220
MANDATORY CONVERTIBLE CAPITAL NOTES                              -      1,090
TOTAL LIABILITIES                                          $80,646    $79,567

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock                                         $18,793     $16,380
  Common Stock                                                 19          19
  Additional paid-in capital                                6,478       8,052
  Unrealized gain(loss) on marketable equity securities        12           4
  Accumulated deficit                                     (20,956)    (21,993)
TOTAL SHAREHOLDERS' EQUITY                                 $4,346      $2,462

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $84,992     $82,029

The accompanying notes are an integral part of these consolidated financial statements.

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
					Three Months Ended      Nine Months Ended
(UNAUDITED)                                 September 30           September
(Dollars in 000's except per share data)       1997    1996         1997    1996
INTEREST INCOME:
Interest and Fees on Loans                    $1,650    $1,307       $4,730    $3,755
Interest and dividends on investments:
  US Treasury and Government
  agency securities                               60        75          181       239
  Other securities                                 0        10            0        24
Interest on Fed Funds Sold                       157        88          347       260
TOTAL INTEREST INCOME                         $1,867    $1,480       $5,258    $4,278
INTEREST EXPENSE
Interest on deposits:
  Savings and Time Deposits under $100          $698      $704        $2,283   $2,122
 Time Deposits of $100 or more                   188        79           285      228
Total Interest on deposits                       886       783         2,568    2,350
Interest on borrowed money:
  Long-term borrowings                            21        59            62      176
  Other                                           40         6           151       20
Total Interest on borrowed money                  61        65           213      196
TOTAL INTEREST EXPENSE                           947       848         2,781    2,546
NET INTEREST INCOME                              920       632         2,477    1,732
Provision for loan losses                         60       140           400      240
NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES                       $860      $492        $2,077   $1,492
OTHER OPERATING INCOME
Service fees on deposits                         $99      $101           301     $619
Net gain (loss) on sale of securities              0         -         1,134       10
Net gain (loss) on sale of assets                (59)        -           (59)      -
Income from assets held for lease                110       173           380      503
Other                                            327        32           405      105
TOTAL OTHER OPERATING INCOME                    $477      $306        $2,161   $1,237
OTHER OPERATING EXPENSE
Salaries and employee benefits                  $428      $503        $1,399   $1,442
Occupancy                                         71        89           241      266
Professional services                            171        93           341      296
FDIC insurance                                    48        50           153      154
Other insurance                                   20        18            57       66
Supplies and communications                       38        40           125      114
Depreciation and amortization                     47        49           165      128
Furniture and equipment maintenance               11        14            35       38
Other real estate owned                           67       169           287      364
Other                                            168       136           398      331
TOTAL OTHER OPERATING EXPENSES                $1,069    $1,161        $3,201   $3,199
INCOME(LOSS) BEFORE INCOME TAX                   268      (363)        1,037     (470)
Income tax                                        --        --           --        --
NET INCOME (LOSS)                               $268     ($363)       $1,037    ($470)
  Less preferred stock dividends                (554)     (380)       (1,574)  (1,091)
Net Income (loss) applicable to common stock   ($286)    ($743)        ($537)  ($1,561)
Net Income (loss) per share (primary)          ($.15)    ($.38)        ($.27)    ($.80)
Weighted Average Common Shares (primary)      1,962,161 1,961,761    1,962,161  1,961,761

The accompanying notes are an integral part of these consolidated financial statements


CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
($ and shares in 000's) (UNAUDITED)


										Unrealized
										Gain(loss) on   Retained
					Common Stock                Additional  Marketable      Earnings
					Number of       Preferred   Paid-in     Equity          (Accum.
					Shares  Amount  Stock       Capital     Securities      Deficit)        Total

BALANCE, DECEMBER 31, 1996              1,962    $19     $16,380     $8,052      $4            ($21,993)       $2,462

Preferred dividends accrued Series 1                                   (182)                                     (182)
Preferred dividends accrued Series 2                                   (345)                                     (345)
Preferred dividends accrued Series 3                                 (1,047)                                   (1,047)
Issuance of Preferred Stock                                2,413                                                2,413
Change in unrealized gain (loss) on
     marketable equity securities                                                 8                                 8
Net income (loss)                                                                                 1,037         1,037

BALANCE, SEPTEMBER 30, 1997             1,962    $19     $18,793      $6,478    $12            ($20,956)       $4,346

BALANCE, DECEMBER 31, 1995              1,962    $19     $11,240      $9,604    ($2)           ($20,805)          $56

Preferred dividends accrued Series 1                                    (144)                                    (144)
Preferred dividends accrued Series 2                                    (342)                                    (342)
Preferred dividends accrued Series 3                                    (606)                                    (606)
Issuance of Preferred Stock                                4,000                                                4,000
Change in unrealized loss on
     marketable equity securities                                                (1)                               (1)
Net income (loss)                                                                                  (470)         (470)

BALANCE, SEPTEMBER 30, 1996             1,962    $19     $15,240      $8,512    ($3)           ($21,275)        $2,493

CBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,
($ IN 000's) (UNAUDITED)                                              1997     1996
OPERATING ACTIVITIES:
Net Income (Loss)                                                   $1,037       ($470)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
Provision for losses on loans                                          400         240
Provision for losses on foreclosed real estate                         250         259
Provision for depreciation and amortization                            165         128
Increase (decrease) in deferred loan fees and costs - net              107           9
Amortization (accretion) of net investment
security premiums (discounts)                                            3          23
(Gain) loss on sale of securities                                   (1,134)        (10)
(Gain) loss  on sale  other real estate owned                         (107)         321
(Gain) loss on sale of fixed assets                                     70           --
Decrease (increase) in accrued interest receivables                   (192)          16
Decrease (increase) in prepaid and other assets                       (408)          (5)
Increase (decrease) in accrued interest payable                        208          144
Increase (decrease) in other liabilities                                42           22
Net cash provided (used) by operating activities                      $441         $677

INVESTING ACTIVITIES:
Net decrease (increase) in federal funds sold                      ($6,726)        ($677)
Proceeds from sales and maturities of investment securities          3,554         6,572
Purchases of investment securities                                      -         (4,307)
Decrease (increase) in loans                                        (1,408)       (1,401)
Proceeds from sales of OREO                                            778           956
Purchases of OREO/Cap Exp.                                             (12)          (85)
Purchases of property and equipment                                   (144)          (93)
Proceeds from sale of fixed assets                                      34             --
Proceeds from sales of assets held for lease                         1,518          1,210
Net cash provided by investing activities                          ($2,406)        $2,175

FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and
money market deposit accounts                                      ($1,631)       ($1,023)
Net increase (decrease) in  time deposits                            3,298         (1,561)
Net cash, used in financing activities                              $1,667        ($2,584)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (298)           268
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                         2,057          1,937
CASH AND DUE FROM BANKS AT END OF QUARTER                           $1,759         $2,205
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
  Interest on deposits and borrowed money                            2,574          2,401
  Income taxes                                                          --             --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to Other Real Estate Owned                           460           262
Transfer of Other Real Estate Owned to loans                             --           221
Mortgage recorded as Loan  Recovery                                      --           300
Preferred stock dividend declared                                     1,574         1,092
Unrealized gain (loss) on valuation of instruments available for sale     8           (1)
Issuance of preferred stock dividend                                    880         2,270
Issuance of preferred stock for marketable equity securities             --         1,730
Exchange of Capital Notes and accrued interest payable
thereon for Preferred Stock                                           1,533           --



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

The marketable securities were liquidated during the first six months of 1997 and resulted in additional Tier 1 Capital for regulatory capital purposes of $1,821,000. The Bank's Tier 1 Leverage Ratio at September 30, 1997 under regulatory and generally accepted accounting principles was 7.25%. The Board of Directors and Management believe that the Bank is in compliance with the terms of the 1991 Order.

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

NOTE C:  CAPITAL NOTE CONVERSION

The Company's Floating Rate, Mandatory Convertible Capital Notes due July 1, 1997 having a principal amount of $1,090,000 and $443,163 of accrued and unpaid interest through August 31, 1997, were converted into Preferred Series III stock on a dollar for dollar exchange basis. In connection with this decision, a fairness letter has been obtained. The conversion was completed as of August 31, 1997.

NOTE D:  CALCULATION OF EARNINGS PER SHARE

The earnings per share calculation as of September 30, 1997 was prepared in accordance with the provisions of APB Opinion 15. The weighted average shares outstanding for all periods disclosed did not include common stock equivalents due to the fact that the Company's common stock has not publicly traded since June 22, 1995. The amount of shares to be issued upon the conversion of common stock equivalents is determined based on the market value of the common stock, and as such could not be calculated.

NOTE E:  LIQUIDATION OF CBC BANCORP, INC.

In furtherance of the Company's objective to maximize values realized by its Shareholders, the Board of Directors is proposing a Plan of Liquidation and Dissolution of CBC Bancorp, Inc. (the "Plan") for approval by the shareholders at a Special Meeting to be held on November 19, 1997. If the Plan is approved by the shareholders, the Company will be liquidated through a distribution of the assets of the Company on a pro-rata basis to the Preferred Stock shareholders of the Company. The assets of the Company consists primarily of the Company's investment in the stock of its only operating subsidiary, the Connecticut Bank of Commerce. The Plan was adopted by the Board of Directors, subject to shareholder approval, on October 1, 1997.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

CBC BANCORP, INC. AND SUBSIDIARY                                Nine Months Ended
CONDENSED STATEMENTS OF INCOME                                  September 30,
($ In thousands, except per share data)                         1997    1996
Net interest income                                          $2,477   	$1,732
Provision for loan losses                                       400        240
Net interest income after provision for loan losses           2,077      1,492
Investment securities gains (losses)                          1,134         10
Other non-interest income                                     1,027       1,227
Other real estate owned expense                                 287         364
Other non-interest expense                                    2,914       2,835
NET INCOME (LOSS)                                            $1,037      ($470)

Common Per share data
Book value                                                     ($7.36)    ($6.49)
Net income and Preferred Stock Dividends                         (.27)      (.80)
Cash dividends                                                     --         --

Financial Ratios
Yield on interest-bearing assets (%)                              9.31       8.46
Cost of funds                                                     5.05       4.91
Interest rate spread                                              4.26       3.55
Net interest margin                                               4.38       3.43
Return on average assets(annualized)                               .02         --
Return on average equity(annualized)                               .41         --
Average equity to average assets                                  3.96         .91

At end of quarter:
  Loans to deposits                                               74.76       74.79
  Nonperforming loans to total loans                               4.53        8.36
  Nonperforming assets to total loans and OREO                     5.90       11.22
  Allowance for loan losses to nonperforming loans                67.20       46.14
Capital ratios of bank subsidiary:
  Total risk-based                                                11.43        9.27
  Tier 1 risk-based                                               10.16        7.99
  Tier 1 leverage                                                  7.25        6.41


At  end of period September 30,                                    1997       1996

Total assets                                                     $84,992      $82,123
Net loans                                                         58,288       57,187
Allowance for loan losses                                         (1,838)      (2,298)
Securities                                                         4,014        7,035
Deposits                                                          77,963       76,461
Stockholders' equity                                               4,346        2,493
Outstanding shares                                                1,962,161    1,961,761


RESULTS OF OPERATIONS

The Company's net income for the nine months ending September 30, 1997 was $1,037,000, as compared to a net loss of $470,000 for the nine months ending September 30, 1996. The largest contributing factor to the $1,507,000 increase between periods, was a $1,134,000 gain recognized on the sale of marketable equity securities. Another major contributing factor was an increase of $745,000 in net interest income before provision for loan losses for the nine month period over the same period in 1996. This was tempered by an increase in the year to date loan provision of $160,000 over the same period in 1996. The increase was due primarily to anticipated loan growth and management"s revised reserve methodology. Other Income, excluding the sale of marketable securities,
decreased by $200,000 over the nine month period in 1996. Non-interest expense remained level with the nine months ending September 30, 1996.

Total interest income for the nine months ended September 30, 1997 increased $980,000 or 23% from the nine month period ended September 30, 1996. The increase can be attributed to a 15% increase in average loans outstanding combined with a 92 bp increase in the yield on loans for the period. The interest income earned on investment securities and federal funds sold was $5,000 more than the same period in 1996.

Total interest expense on interest-bearing liabilities for the nine months ended
September 30, 1997 increased by approximately 9% or $235,000 from the nine month period ended September 30, 1996. The majority of the increase was due to an increase in average time deposits outstanding of 11%. The rates paid on time deposits remained level, however the rates paid on other borrowings and savings deposits increased by 20bp and 7bp, respectively.

Non-interest income, excluding the gain on sale of securities decreased by $200,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. The net decrease is due to primarily to the following factors:
1) service charges from deposits were $318,000 less than the same period in 1996. During 1996 the Bank recovered services charges on dormant accounts in the amount of $266,000; 2) the Bank closed the Norwalk branch in the third quarter of 1997 and incurred a loss from the sale of leasehold improvements, furniture and equipment of approximately $72,000; and 3) income from assets held for lease decreased by $123,000 from the same period in 1996 due to the sale of several assets held for lease. These decreases were offset by $295,000 realized from the sale of stock rights the bank had earned in connection with the purchase of accounts receivables. The Bank sold the stock rights to an affiliated party of the major stockholder. The Board of Directors has received an opinion from an independent financial advisor that the price paid by the affiliated party was no less than the market value of the rights to receive the stock on the date of the transaction.

Non-interest expense has remained level with the nine month period in 1996. Notable variances from the same period in 1996 were as follows: professional fees increased by $45,000 due to temporary labor costs;
salary expense decreased
by $43,000; a loss of $64,000 incurred on the assignment of a lease associated with the Norwalk branch closing; and the consolidation of office space resulted in higher depreciation expense due to the write-off of leasehold improvements on
an accelerated basis during the second quarter. Overall occupancy expense has decreased by approximately 10%. OREO expense has decreased by 21% as the portfolio continues to be liquidated.

The Company's net income for the third quarter of 1997 was $268,000 as compared to a net loss of $363,000 for the third quarter of 1996. The increase of $631,000 can be attributed to the increase in net interest income described above, the income from the sale of stock rights, and an overall decrease in non-operating expenses from the third quarter of 1996.



FINANCIAL CONDITION

Gross loans increased by $898,000 or 1.5 % in the aggregate for the nine months ended September 30, 1997. The composition of the loan portfolio continues to change, reflecting management's efforts to diversify risk and continue with the new programs mentioned below. The level of nonperforming assets continued to trend downward, decreasing by $1,683,000 or 32.5 % reflecting management's continued focus on improving the overall asset quality of the portfolio, while growing the bank. Investment securities decreased by $2,415,000 reflecting the sale of marketable equity securities. Federal funds sold increased by $6,726,000 in anticipation of liquidity needs in the next few months due to a branch closing and future loan growth.

Deposits increased by  $1,667,000 or 2.2 %  for the nine months ended September
30, 1997.  This is  attributed to   management's efforts to grow the Bank.

In the nine months ended September 30, 1997, the Bank disbursed funds of $16.1 million in connection with new financial leasing-related transactions and had paydowns of $11.1 million from funds previously deployed. Under the financial lease program, the Bank provides short term financial leases which are subsequently placed with permanent lenders, and purchases interests in pools of financial lease receivables. The Bank also acquires equipment for creditworthy lessees under fully amortizing financial leases.

During 1996, the Bank established a receivable purchase program. Under this program, the Bank satisfies the working capital needs of selected corporations, including Fortune 500 and 1,000 companies as well as privately-held concerns, through the acquisition of said companies accounts and contract receivables. The Bank purchases receivables from companies which provide goods or services located across the US and Canada. The obligors are typically large to mid-size corporations as well as the US Government, state and local municipalities. In the nine months ended September 30, 1997, the Bank purchased approximately $7.5 million of such receivables and received payments of approximately $3.3 million.

CAPITAL ADEQUACY

The following table summarizes the minimum capital requirements and capital positions of the Bank at September 30, 1997 and December 31, 1996:
($ in thousands)                        September 30, 1997              December 31, 1996
                                   Minimum   Actual     Actual       Minimum   Actual    Actual
                                   Capital   Capital    Capital      Captial   Capital   Capital
                                   Required  Under RAP  Under GAAP   Required  Under RAP Under GAAP
Regulatory Capital Requirements
Total risk based capital percentage     8.00%     11.43%  11.43%        8.00%     8.30%    9.31%
Total risk based capital                4,961      7,087   7,087        4,999     5,183    5,879

Tier 1 risk based capital percentage     4.00%    10.16%   10.16%       4.00%      7.03%    8.04%
Tier 1 risk based capital               2,480     6,299    6,299       2,499      4,392    5,079

Leverage (per order) percentage          6.00%     7.25%    7.25%       6.00%      5.36%   6.20%
Leverage (per order)                     5,215     6,299    6,299       4,914      4,392   5,079


The regulatory capital requirements are being presented under two scenarios: (1) RAP which excludes the additional capital infusion made at 12/31/96; and (2) GAAP which includes the capital infusion and represents the application of generally accepted accounting principals. All marketable equity securities relating to the capital infusion had been liquidated by June 30, 1997 and as such there were no longer any differences between RAP and GAAP calculations. See" Note B: Regulatory Matters" for further explanations.

LOANS
                                                    September 30, 1997      December 31, 1996
                                                                 % of                    % of
                                                     Amount     Total        Amount     Total


Commercial collateralized by real estate           $22,913       38%            $25,059       42%
Commercial other                                    11,745       19%             11,108       19%
Residential real estate mortgage                    11,121       18%             13,690       23%
Lease financing                                      7,454       13%              4,877        8%
Accounts Receivable Purchases                        5,316        9%              3,199        5%
Consumer                                             1,776        3%              1,494        3%
Total loans - gross                                 60,325      100%             59,427      100%

Unearned income                                        ($5)                         ($8)
Deferred loan fees                                    (194)                         (76)
Allowance for loan losses                           (1,838)                      (1,602)
Total Loans - net                                  $58,288                      $57,741

Average outstanding loans - net                    $61,271                      $54,230



NONPERFORMING ASSETS
                                                 September 30,  December 31
($ in thousands)                                        1997           1996
Loans past due 90 days or more:
   Non-accrual                                    $2,398              $2,825
   Accrual                                           337               1,038
Total loans past due 90 days or more               2,735               3,863
Other real estate owned ("OREO")
   Foreclosed properties                             855               1,517
   OREO allowance                                   (106)               (213)
Total OREO (net)                                     749               1,304
TOTAL NONPERFORMING ASSETS                        $3,484              $5,167

Nonperforming assets to total
loans (net) and OREO (net)                          5.90%              	8.75%
Allowance for loans losses
past due 90 days or  more                          67.20%              41.47%
As a percentage of total loans:
  Loans past due 90 days or more                    4.53%               6.50%
  Allowance for loan losses                         3.04%               2.70%


Non-accrual loans consisted of the following:
                                                September 30,   December 31,
($ in thousands)                                        1997        	1996
Non-accrual loans:
  Real estate loans                                     $1,374             $2,121
  Commercial other                                       1,024                704
TOTAL NON-ACCRUAL LOANS                                 $2,398             $2,825

OREO consisted of the following
                                                September 30,     December 31,
($ in thousands)                                        1997              1996
1 - 4 family residential properties                     $222               $386
Commercial real estate                                   321                575
Construction & Land Development                          206                343
TOTAL OREO                                              $749             $1,304

The Company discontinues the accrual of interest income on commercial loans and leases whenever reasonable doubt exists as to ultimate collectibility or when the loan is 90 days or more past due. When the accrual of interest income is discontinued, all previously accrued interest income is generally reversed against the current period's income. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Consumer loans are not placed on nonaccrual status, they are included in loans 90 days or more past due and accruing. Principal and accrued interest are charged off when and if they become 180 days past due.

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

The changes in the allowance for loan losses were as follows:
Nine months ended                                       September 30,
($ in thousands)                                        1997        1996
Beginning balance                                      $1,602         	$2,070

Loans charged off                                        (220)            (464)
Recoveries                                                 56              452
Net loan recoveries (charge-offs)                        (164)             (12)
Provision for loan losses                                 400              240

Ending balance                                          $1,838           $2,298

Net loan charge-offs to average loans outstanding        0.26%             0.02%


While the Company believes its allowance for loan losses is adequate in light of present economic conditions and the current regulatory environment, there can be no assurance that the Company's banking subsidiary will not be required to make future adjustments to its allowance and charge-off policies in response to changing economic conditions or future regulatory examinations.

Management reviews the non-accrual loan portfolio, restructured loans and loans past due 90 days and accruing to determine if there is loan impairment. At September 30, 1997 the Bank's impaired loans amounted to $2,398,000. The Bank has allocated $468,000 of the general loan loss reserve to this portfolio.

SECURITIES

All of the Company's investment securities were available for sale as of
September 30, 1997 and December 31, 1996.
At September 30, 1997
($ in thousands)                        Amortized     Gross Unrealized    Estimated
                                         Cost           Gains    Losses   Market Value
US Treasury Securities                    $4,002         $12         -        $4,014
Marketable Equity Securities                  -            -         -          -
TOTAL INVESTMENT SECURITIES               $4,002         $12         -        $4,014

At December  31, 1996
($ in thousands)                         Amortized      Gross Unrealized   Estimated
                                          Cost          Gains     Losses   Market Value
US Treasury Notes                          $4,005         $4          -         $4,009
Marketable Equity Securities                2,420          -          -          2,420
TOTAL INVESTMENT SECURITIES                $6,425         $4          -          $6,429





NET INTEREST INCOME

The following table represents condensed average statements of condition, including non-accrual loans, the components of net interest income and selected statistical data:
Nine months ended September 30,                 1997                     1996
                           Average                 Average   Average                Average
($ in thousands)           Balance    Interest     Rate      Balance   Interest     Rate
Assets:
  Loans                   $62,993    $4,730     10.04%      $55,006     $3,755      9.12%
  Securities                4,010       181      6.03%        5,919        263      5.94%
  Federal Funds Sold        8,484       347      5.47%        6,583        260      5.28%
Total Earning Assets      $75,487    $5,258      9.31%      $67,508     $4,278      8.46%
Cash and due from banks     1,763                             1,836
Other assets                8,596                             9,902
Total Assets              $85,846                           $79,246

Liabilities &
Stockholder's equity
Interest-bearing deposits:
  Time certificates       $58,544     $2,386     5.45%       52,744      $2,151     5.45%
  Savings deposits         12,757        182     1.91%       14,467         199     1.84%
Total interest-
bearing deposits           71,301      2,568     4.80%       67,211       2,350     4.66%
Other borrowings            2,273        213    12.53%        2,123         196    12.33%
Total interest-bearing
 liabilities               73,574     $2,781     5.05%       69,334      $2,546     4.91%
Demand deposits             7,874                             7,889
Other liabilities             994                             1,305
Stockholder's equity        3,404                               718
Total liabilities
and stockholder's equity  $85,846                           $79,246
Net interest income/rate spread       $2,477     4.26%                     $1,732     3.55%
Net interest margin                              4.38%                                3.43%

The following table presents the changes in interest income and expense for each major category of interest-bearing assets and interest -bearing liabilities, and the amount of the change attributable to changes in average balances (volume)
and rates.  Changes attributable to both volume and rate changes have been allocated in proportion to the relationship of the absolute dollar amount of the changes in volume and rate.
                                                Change from September 30, 1996
                                                to September 30, 1997
($ in thousands)                                Volume  Rate    Total
Interest Income:
Loans                                             575      400      975
Investment securities                             (87)       5      (82)
Short-term investments                             78        9       87
Total interest  income                            566      414      980


Interest expense:
Deposits:
  Time certificates                                235       0       235
  Savings deposits                                 (25)      8       (17)
Total interest expense on deposits                 210       8       218
Other interest-bearing liabilities                  14       3        17
Total interest expense                             224      11       235
NET INTEREST INCOME                                342     403       745



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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. results of operations and financial position, however, will be unaffected by implementation of this standard.



PART II.  OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibit 27:  Financial Data Schedule

(b)     None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

						CBC BANCORP, INC.
						(Registrant)


Date:   November  13, 1997
      /s/DENNIS POLLACK
						Dennis Pollack
						President and
						Chief Executive Officer

						/s/BARBARA VAN BERGEN
						Barbara Van Bergen
						Chief Financial Officer

EXHIBIT 27 FINANCIAL DATA SCHEDULE